Form 10-Q
period 1995-09-30
PRICE T ROWE REALTY INCOME FUND II
filed 1995-11-14
CIK 787493

PAGE 1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995


Commission File Number 0-15575


Exact Name of Registrant as Specified in Its Charter: T. ROWE PRICE REALTY INCOME FUND II, AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED PARTNERSHIP


State or Other Jurisdiction of Incorporation or Organization:
Delaware

I.R.S. Employer Identification No.:  52-1470895

Address and zip code of principal executive offices: 100 East Pratt Street, Baltimore, Maryland 21202

Registrant's Telephone Number, including area code: 1-800-638-5660


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X       No

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

        The financial statements of T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership ("Partnership") are set forth on pages 2-4 of Exhibit 19 hereto, which statements are incorporated by reference herein.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources and Results of Operations

        The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners and Investment Advisor's Report on pages 5-9 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter and Report are hereby incorporated by reference herein.

PART II - OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K:

        (a)Exhibits.

            19 - Quarterly Report Furnished to Security-Holders, including Financial
            Statements of the Partnership.

        (b)Reports on Form 8-K

            Report on Form 8-K dated June 30, 1995, regarding the sale of the Sullyfield Circle property.
PAGE 3

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             T. ROWE PRICE REALTY INCOME FUND II,
                             AMERICA'S SALES-COMMISSION-FREE
                             REAL ESTATE LIMITED PARTNERSHIP

                             By:  T. Rowe Price Realty Income Fund II
                                  Management, Inc., General Partner



Date:   November 13, 1995          By:  /s/ Charles E. Vieth
                                        Charles E. Vieth
                                        Vice President


Date:   November 13, 1995    By:   /s/ Joseph P. Croteau
                                   Joseph P. Croteau
                                   Principal Financial Officer of the
                                   Partnership




Date:   November 13, 1995    By:   /s/ Gary C. Younker
                                   Gary C. Younker
                                   Chief Accounting Officer of the
                                   Partnership