Form 10-Q/A
period 1995-09-30
PRICE T ROWE REALTY INCOME FUND II
filed 1995-12-22
CIK 787493

          THE PURPOSE OF THIS AMENDMENT IS TO ADD A FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED SEPTEMBER 30, 1995


          SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C.  20549

          FORM 10-Q/A

          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)   OF  THE
          SECURITIES EXCHANGE ACT OF 1934 - AMENDMENT NO. 1

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

          Registrant's  Telephone Number,  including area  code: 1-800-638-
          5660

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.  Yes  X       No

          PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K:

                 (a)Exhibits.

                    19 - Quarterly Report Furnished to Security-Holders, including Financial
                    Statements of the Partnership.

                    27- Financial Data Schedule

                 (b)Reports on Form 8-K

                    Report on Form 8-K dated June 30, 1995, regarding the sale of the Sullyfield Circle property.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   T. ROWE PRICE REALTY INCOME FUND II,
                                   AMERICA'S SALES-COMMISSION-FREE
                                   REAL ESTATE LIMITED PARTNERSHIP

                                   By:  T. Rowe Price Realty Income Fund II

                                        Management, Inc., General Partner



          Date:  December 22, 1995      By:  /s/ Charles E. Vieth
                                             Charles E. Vieth
                                             Vice President


          Date:  December 22, 1995 By:  /s/ Joseph P. Croteau
                                        Joseph P. Croteau
                                        Principal Financial Officer of the
                                        Partnership



          Date:  December 22, 1995 By:  /s/ Gary C. Younker
                                        Gary C. Younker
                                        Chief Accounting Officer of the
                                        Partnership