Form 10-K405
period 1995-12-31
PRICE T ROWE REALTY INCOME FUND II
filed 1996-03-28
CIK 787493

          SECURITIES AND EXCHANGE COMMISSION
          WASHINGTON, D.C.  20549

          FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995

          Commission file number: 0-15575

          Exact name of registrant as specified in its charter: T. ROWE PRICE REALTY INCOME FUND II,
          AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED
          PARTNERSHIP


          State or other jurisdiction of incorporation or organization: Delaware

          IRS Employer Identification Number: 52-1470895

          Address of principal executive offices: 100 East
          Pratt Street, Baltimore, Maryland 21202

          Registrant's telephone number: 1-800-638-5660

          Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
          Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
          past 90 days.   Yes _X_      No __

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

                   DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Prospectus of the Partnership dated
          March 17, 1986, File Number 33-2622 filed with the
          Commission pursuant to Rule 424(b) are incorporated herein in Parts I, III, and IV by reference.

          Index to Exhibits is located on page 30-32.

          T. ROWE PRICE REALTY INCOME FUND II,
          AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED
          PARTNERSHIP

                                  INDEX

                                                                    Page

          PART I.

           Item 1.   Business                                          3
           Item 2.   Properties                                       15
           Item 3.   Legal Proceedings                                15
           Item 4.   Submission of Matters to a Vote                  15
                     of Security Holders


          PART II.

           Item 5.   Market for the Partnership's                     15
                        Limited Partnership
                        Interests and Related Security
                        Holder Matters
           Item 6.   Selected Financial Data                          17
           Item 7.   Management's Discussion and                      19
                        Analysis of Financial
                        Condition and Results of Operations
           Item 8.   Financial Statements and                         24
                        Supplementary Data
           Item 9.   Changes in and Disagreements with                24
                        Accountants on Accounting and
                        Financial Disclosure


          PART III.

          Item 10.   Directors and Executive Officers                 25
                        of the Partnership
          Item 11.   Executive Compensation                           28
          Item 12.   Security Ownership of Certain                    29
                        Beneficial Owners
                        and Management
          Item 13.   Certain Relationships and                        30
                        Related Transactions


          PART IV.

          Item 14.   Exhibits, Financial Statement Schedules          30
                        and Reports on Form 8-K

          PART I

          Item 1.  Business






          T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership (the "Partnership"), was formed on January 7, 1986, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial and industrial real properties, as well as equity-related investments. On March 17, 1986, the Partnership commenced an offering of $100,000,000 of Limited Partnership Units ($1,000 per Unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-2622) (the "Registration Statement"). The Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus") sets forth a complete description of the business of the Partnership in the sections entitled "Investment Objectives" and "Fund Policies," on pages 18-25 of the Prospectus which pages are incorporated by reference herein. The Gross Proceeds from the offering, combined with the contribution of $5,000 from the original Limited Partner (T. Rowe Price Real Estate Group, Inc.), totaled $84,144,000. The offering terminated on July 31, 1986, and no additional Units will be sold. Forty-five Units have been redeemed by the Partnership on a "hardship" basis; there were 84,099 Units outstanding as of March 16, 1996, and 13,314 Limited Partners.

          In December of 1991, LaSalle Advisors Limited Partnership ("LaSalle") entered into a contract with the Partnership and the general partner of the Partnership, T. Rowe Price Realty Income Fund II Management, Inc. ("the General Partner") to perform day-to-day management and real estate advisory services for the Partnership under the supervision of the General Partner and its Affiliates.
          LaSalle's duties under the contract include disposition and asset management services, including recordkeeping, contracting with tenants and service providers, and preparation of financial statements and other reports for management use. The General Partner continues to be responsible for overall supervision and administration of the Partnership's operations, including setting policies and making all disposition decisions, and the General Partner and its Affiliates continue to provide administrative, advisory, and oversight services to the Partnership. Compensation to LaSalle from the Partnership consists of accountable expense reimbursements, subject to a fixed maximum amount per year. All other compensation to LaSalle is paid out of compensation and distributions paid to the General Partner by the Partnership.

          The Partnership is engaged solely in the business of real estate investment; therefore, presentation of information about industry segments is not applicable. In the current period, and in 1994 and 1993, only one investment, the Partnership's interest in the AMCC Property, produced 15% or more of the Partnership's revenue related to real estate activity, providing 20% of such revenue in 1995 and 1994, and 21% in 1993. Only one tenant produced 10% or more of the Partnership's revenue related to real estate activity in any period: Applied Micro Circuit Corporation (the sole tenant in the AMCC Property) so contributed in 1995, 1994 and 1993.

          In June, 1995, the Partnership sold the Sullyfield Circle property for a total sales price (exclusive of closing costs) of $2,775,000. The net proceeds to the Partnership were $2,622,000, all in cash.

          In February, 1996, the Partnership sold the Regal Row property for a total sales price (exclusive of closing costs) of $3,794,000. The purchaser, Security Capital Industrial Trust, Inc. is not an affiliate of the Partnership, its general partner, its investment advisor or its investment manager. The sales price equaled less than ten percent (10%) of the Partnership's assets. The Partnership acquired the property in December, 1987, for a total purchase cost of $5,583,000. Additional costs capitalized since inception were $1,330,000. The Partnership recorded a valuation allowance of $1,881,000 based on its decision to dispose of the property. The valuation allowance for this property, which stood at $1,993,000 at December 31, 1995, was subsequently reduced by approximately $112,000, based on the actual sales price. After real estate brokerage commissions and closing costs, the net proceeds to the Partnership were $3,612,000, equal to the adjusted book value of the property.

          With the exception of the Regal Row property, the Partnership owns directly or through joint venture partnerships the properties or interests in the properties set forth in Schedule III to this Report, "Real Estate and Accumulated Depreciation," which is set forth in Exhibit 99(b) to this Report, and which is incorporated by reference herein and contains information as to acquisition date and total cost of each of the properties. Additional information regarding these properties and/or interests, including percentage leased as of December 31, 1995 is set forth in the table, "Real Estate Holdings," appearing on page 5 of the Partnership's 1995 Annual Report to Limited Partners which is hereby incorporated by reference herein. A brief narrative description of each investment follows.

          Atlantic Business Center

          This property, in which the Partnership holds a 100% interest, consists of three warehouse/industrial buildings with 188,000 square feet of space. Atlantic Business Center ("Atlantic"), is located in Gwinnett County, Georgia, 20 miles northeast of downtown Atlanta, in the suburban area known as the "Peachtree Corridor."

          One new 7,600 square foot tenant and two renewal tenants totaling 8,500 square feet signed long term leases during the year. Unfortunately, this activity was unable to offset the loss of one 14,800 square foot tenant towards the end of the year due to credit concerns. Thus, although the property averaged 96% over the twelve months, it ended the year at an occupancy rate of 92% versus 96% last year. During 1996, much of the activity will center on expiring leases representing 73% of the property including one with the large tenant representing 46% of the property and 6% of the Partnership's total real estate portfolio. The Partnership has had discussions with this large tenant about renewing its lease, but will only sign a lease which is favorable to the Partnership given the improving market conditions. The Partnership replaced the leasing agent at this property during the fourth quarter and thus has a new team to approach any upcoming vacancies.

          The Northeast/I-85 service and distribution submarket in which this project competes, consists of approximately 920 existing buildings totaling approximately 41.2 million square feet. The vacancy rate in the market as of the third quarter of 1995 was approximately 4%. Sixteen speculative buildings totaling 1.6 million square feet were completed during the year. In addition, another 31 speculative buildings are under construction. Net absorption levels for the entire Atlanta service and distribution submarket totaled approximately 4 million square feet through the first three quarters of the year versus approximately 3.8 million square feet for the same period in 1994. Absorption for the Northeast/I-85 service and distribution submarket represented 30% of that 1995 total. Net effective rental rates for comparable Class B buildings have remained at approximately the same level as the previous year in this submarket.

          Coronado

          The Partnership owns a 100% interest in the Coronado property, which consists of one 96,000 square foot industrial building in Anaheim, California. This building has a mezzanine area which can be used as office or storage space and additional office space on the ground floor.

          The building is leased to a single tenant until the year 2003. The lease includes periodic rental rate increases and requires this textile distributor to be responsible for all property expenses. In May of 1994 the parent company of the tenant filed bankruptcy. It emerged from bankruptcy during 1995. The tenant continued to make rental payments on a timely basis. Additionally, the tenant subleased a portion of its space during the year.

          Thus, at year-end, the building was still 100% leased which is well above the 92% average for the North Orange County submarket as of the second quarter of 1995. Total competitive inventory in this submarket is approximately 101 million square feet. Absorption of buildings at or greater than 50,000 square feet has been strong, and gross absorption in this submarket has risen to approximately 6.7 million square feet during the first three quarters of 1995, versus 4.1 million during the same period in 1994. Market rental rates remained steady during the year, and are currently ranging from approximately $3.00 to $3.90 per square foot per year net of taxes, insurance and utilities. No new speculative buildings are currently planned for this area.

          Oakbrook Corners

          The Partnership owns a 100% interest in Oakbrook Corners Business Park ("Oakbrook Corners"), which consists of eight office/showroom buildings containing 124,000 square feet of space. The property is located in the Northeast/I-85 Industrial Submarket which is in Gwinnett County, Georgia 15 miles northeast of downtown Atlanta. The Oakbrook Corners neighborhood is primarily developed with office/service buildings similar to the Partnership's property.

          The buildings range in size from 11,000 to 27,000 square feet. Seven of the eight buildings are single-story; the largest building has 10,000 square feet of space in a second floor mezzanine. Each building has one or more loading doors of either the roll-up or overhead type.

          As expected, the Partnership lost one 20,800 square foot tenant when the tenant s lease expired during the year, and signed only one new 10,800 square foot tenant. Thus, occupancy declined during the year from 70% to 61%. Because each vacant space is an entire building, it is especially challenging to find suitable prospects for available space. The Partnership changed leasing agents during the fourth quarter in an effort to have the space marketed more aggressively. The Partnership is currently negotiating a lease for the 27,000 square foot vacancy, but there is no assurance that a mutually satisfactory agreement will be reached. No leases are scheduled to expire in 1996.

          The property is located in the Northeast/I-85 Industrial market and competes in the service submarket; this submarket consists of approximately 290 buildings and represents approximately 13% of the entire Northeast/I-85 industrial market, and approximately 34% of all the service space in Metropolitan Atlanta. With an approximate 6% vacancy rate as of the end of the third quarter, the submarket has improved from the previous year's level of approximately 8%. Activity in the submarket has been strong with net leasing transactions totaling approximately 390,000 square feet through the first three quarters of 1995 on a total inventory of approximately 9.8 million square feet. Net rental rates range from a $5.25 per square foot to $8.00 per square foot. Speculative construction is underway in the area, but it is primarily for distribution buildings.

          Baseline

          The Baseline Business Park ("Baseline") in Tempe,
          Arizona, which is 100% owned by the Partnership, consists of eight multi-tenant service-industrial/retail buildings, containing 100,000 square feet of space. The Baseline property is located in a suburban area containing similar comparable projects, together with multi-tenant residential housing and light manufacturing facilities. The eight one-story buildings which comprise the Baseline property range in size from 11,000-14,000 square feet.

          Activity was very brisk at this property during the year, and leasing efforts resulted in a total of 12,400 square feet of gross leasing to seven new tenants. Partially because the Partnership wanted to take advantage of the improving market conditions, it chose not to renew several short-term tenants upon their lease expirations. Instead, the Partnership has been attempting to sign longer term leases and stagger the lease expiration schedule. Thus, the leasing gains during the year were offset by the loss of eight tenants totaling 13,100 square feet whose leases were not renewed upon lease expiration as well as the loss of one 2,300 square
          foot tenant due to financial difficulties.   Twelve
          tenants whose leases cover 23,800 square feet renewed and/or expanded. Thus, occupancy declined slightly to an 88% occupancy level by year end versus 89% last year. Lease expirations over the next 12 months represent 33% of the project's leasable area.

          The Baseline property is part of the Tempe
          Industrial/Office submarket which totals approximately 6.4 million square feet. Baseline competes directly against eight projects totaling 819,000 square feet. They are experiencing an approximate 4% vacancy rate versus a level of 10% the previous year. Effective and nominal rates have begun to increase and now range between $6.00 and $8.40 per square foot, full service. As a result of the improvement in market conditions, construction of one competitive speculative industrial building totaling 73,000 square feet has commenced.

          During 1993, the Partnership recorded a provision for value impairment of $793,000 in connection with Baseline Business Park. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the Baseline Business Park project through future operations or sale. This determination was based upon then-current market conditions and future performance expectations for this investment. No additional provision was deemed warranted in 1994 or 1995.

          Business Plaza

          This property consists of two one-story office buildings in Fort Lauderdale, Florida with 66,000 square feet of space. It is 100% owned by the Partnership. It is located in an area known as Cypress Creek near the Broward County Executive Airport. This submarket competes for tenants with three other areas: Fort Lauderdale, Boca Raton, and Deerfield Beach.

          The Partnership lost three tenants totaling 10,900 square feet when their leases expired, as well as two tenants totaling 4,000 square feet due to credit concerns, while one tenant contracted by 1,500 square feet. Thus, even though leases were signed with five new tenants totaling 10,500 square feet and four others renewed leases or expanded their space for a total of 6,700 square feet, occupancy declined from 93% last year to 82% at year-end 1995. Leases covering 15% of the property are scheduled to expire during 1996.

          The Cypress Creek office market consists of approximately
          4 million square feet in 48 competitive buildings.
          With recorded net absorption for the first three






          quarters of the year of approximately 138,000 square feet and an overall occupancy rate of approximately 89% at year-end versus a rate of approximately 86%
          last year,  this submarket remains strong.   Bell
          South and Waste Management are expected to vacate a total of 65,000 square feet during 1996 which will have a minor impact on the market vacancy. Gross rental rates for office/service space climbed from $7.00 - $11.00 gross per square foot per year last year to $8.00 - $12.00 per square foot per year by year-end 1995.

          During 1993, the General Partner approved a plan that, had it been successful, would have resulted in the disposition of Business Plaza. Based upon the estimated net realizable value for the property, the Partnership recorded a valuation allowance of $2,807,000. This determination was based upon then-current market conditions and future performance expectations for this investment over the anticipated remaining holding period. This allowance was reduced by $339,000 in 1995 and $511,000 in 1994 to reflect improved market conditions and additional depreciation taken on the property. The Partnership is not currently marketing the property, and a decision as to when the property will actually be placed on the market will be made after the 11% of the space vacated in 1995 has been released, at which time management will analyze market conditions and the property's lease expiration schedule. Because the Partnership was not actively marketing Business Plaza at December 31, 1995 the property's carrying value was reassessed and, accordingly, net valuation allowances totaling $1,957,000 were reclassified as a permanent impairment of the property s carrying value.

          AMCC

          The Partnership owns a 90% interest in this one-story corporate headquarters/manufacturing facility in San Diego, California (the "AMCC Property"). The remaining 10% is owned by affiliates of the developer of the project. It was built for Applied Micro Circuits Corporation in conjunction with a ten year net lease which expires in September of 1997.

          The total amount of space in the AMCC Property is 100,000 square feet. The one-story manufacturing building has a mezzanine containing 13,200 square feet of space; the balance of the structure is a clear span with a 24-foot clear height ceiling. The manufacturing building is the same height as the office building, and the two are compatible in appearance. The mechanical plant building is utilitarian in nature, and contains heating and related equipment. The single tenant of this property successfully completed a reorganization in 1990. While its financial condition continues to be monitored closely, no collection problems were experienced in 1995.

          The single tenant at this San Diego property continues to evaluate its future space needs.
          During 1995, the Partnership and the tenant discussed the possibility of revising the lease structure and extending the expiration date beyond 1997.

          However, at this time it appears unlikely that a mutually satisfactory agreement will be reached. The Partnership will analyze its options and begin marketing the building - for sale or for lease - as the expiration nears. Because the AMCC Property is large, and is suitable for at most two occupants, the Partnership anticipates it will take as much as a year to procure a new tenant or tenants, if it becomes necessary to do so.

          The AMCC Property is located in the Sorrento Mesa section of the North City area of San Diego, 10 miles north of downtown. The area includes a total of approximately 6.9 million square feet in over 200 Class A, B, and C industrial and research and development projects. Occupancy in this market has improved to approximately 91% from 88% last year. Net absorption for the year totaled approximately 157,000 square feet. Rental rates appear to have remained at $7.80 to $11.40 per square foot for office space versus an improvement in the industrial space rates from $4.20 to $6.60 per square foot to
          $5.40 to $7.20 per square foot.   Future absorption
          will continue to hinge upon the expansion of biotech and bio-med companies. Build-to-suit activity has begun for certain users in the market.

          Bonnie Lane

          The Partnership owns a 100% interest in this two-building multi-tenant manufacturing/distribution project in Elk Grove Village, Illinois. The buildings have 65,000 and 55,000 square feet of space, respectively.

          A lease with a tenant representing 27,200 square feet or 23% of this suburban Chicago property was renewed. In return for a seven-year lease extension, the Fund agreed to install sprinklers in the building, and that process is underway. Additionally, two new leases totaling 22,300 square feet or 19% of the property were signed. However, due to the loss of one 26,400 square foot financially troubled tenant upon expiration of its lease, occupancy declined from 92% at year end 1994 to 89% at year end 1995. Leases totaling 8% of the space in the buildings are scheduled to expire during 1996.

          The western O'Hare suburban Chicago industrial submarket in which the project is located consists of approximately 160 million square feet of space in all types of industrial projects. This submarket is a part of the larger west and northwest Chicago suburban industrial market which experienced net positive absorption of approximately 774,000 square feet during the year. At the current pace of absorption, there is only approximately eight months of available space in the market. Speculative construction has continued, but primarily in outlying areas due to the limited supply of available land. The range of average net rental rates for comparable space has increased from approximately $3.00 to $4.50 net per square foot per year last year to $3.50 to $4.75 per square foot by year end 1995.

          Glenn Avenue

          The Partnership holds a 100% interest in the 82,000 square foot multi-tenant warehouse, distribution and light manufacturing project. The site is in Wheeling, Illinois, a northwest Chicago suburb.

          During the year, this industrial property remained 100% leased. However, 73% of the leases will be expiring in 1996. Negotiations have commenced with some of those tenants; while it is too early to determine how successful the Partnership will be in negotiating renewals, it is reasonably likely that at least some of the tenants will renew their leases.

          This project also competes in the west and northwest
          Chicago suburban industrial market, which is discussed above in connection with the Bonnie Lane property.

          South Point Plaza

          The Partnership owns a 50% interest in South Point Partners, a joint venture with its affiliate, T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership ("RIF III"). South Point Partners owns a 100% interest in South Point Plaza Shopping Center ("South Point"), in Tempe, Arizona. The property consists of two multi-tenant buildings in a neighborhood shopping center, which is also occupied by a supermarket. The total square footage of the multi-tenant buildings is 42,000 square feet. The Partnership also owns pads for two 3,000 square foot single-tenant buildings, one of which is built-out and currently leased as a restaurant and one of which is vacant.
          A total of two new leases totaling 2,800 square feet and five renewal and/or expansion leases totaling 6,200 square feet were signed during the year. This positive activity was partially offset by the loss of one 1,200 square foot tenant who vacated upon its lease expiration. Thus, at year-end, the property improved its leased status to 69% versus 61% the previous year. The Partnership has negotiated extensively with a prospective tenant which would lease over 30% of the center if it signs, filling a space which has been vacant for several years. To improve its negotiating position, the Partnership has obtained some zoning variances which would be required if this prospect leased the space. However, the Partnership is still working with the prospective tenant to reach a mutually satisfactory agreement. In the event a lease is executed, the tenant would not begin paying rent until late 1996, while the Partnership would be required to immediately spend a significant amount on tenant improvements. Scheduled expirations in 1996 represent 19% of the property's leasable area.

          The metropolitan area Phoenix retail market remains somewhat strong. In the Tempe submarket, approximately 43,000 net square feet were absorbed during the first three quarters of the year. Although there were additions to the inventory of retail space in the Tempe submarket, vacancy still declined by three percentage points to 7%. This level is better than the Metropolitan Phoenix vacancy rate of 9%. Rates per square foot for space in Tempe increased approximately 12% to $9.67 from $8.65 per square foot net of taxes, insurance, and utilities the previous year.

          During 1993, the General Partner approved a plan of disposition that had it been successful would have resulted in the disposition of South Point Plaza. Based upon the estimated net realizable value for the property, the Partnership recorded a valuation allowance of $1,757,000. This determination was based upon current market conditions and future performance expectations for this investment over the anticipated remaining holding period. The valuation allowance was reduced by $109,000 in 1995 and $72,000 in 1994 to reflect improved market conditions and additional depreciation taken on the property. The Partnership is not currently marketing the property, and a decision on when to commence actively marketing it for sale will be made once a tenant for the large vacant space is obtained. Because the Partnership was not actively marketing Business Plaza at December 31, 1995 the property's carrying value was reassessed and, accordingly, net valuation allowances totaling
          $1,576,000 were reclassified as a permanent impairment of the property s carrying value.

          Tierrasanta

          The Partnership owns a 30% interest in Tierrasanta 234, a joint venture with its affiliates, RIF III and T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership ("RIF IV"). Tierrasanta 234 owns a 100% interest in Tierrasanta Research Park in San Diego, California. The project contains four office buildings utilized for research and development purposes, for a total of 104,000 square feet of space. It is located in the Kearny Mesa market area, north of San Diego, which is part of the larger "Interstate 15" commercial corridor.

          Although the property lost one 11,100 square foot tenant due to credit concerns during the year, it was able to re-lease its space in addition to the existing vacancy to bring the leased status to 100% by year-end. In total, three new leases totaling 31,200 square feet, and one 15,800 square foot renewal/expansion were signed at this San Diego research and development property. During 1996, only one lease expires with a 40,000 square foot tenant. Negotiations have commenced, but it is premature to make a statement about the potential outcome of the negotiations.

          Tierrasanta Research Park is part of the Kearny Mesa research and development ("R&D")/office market. The Park competes against both R&D and office buildings. While net absorption in the fourth quarter of 1995 showed a loss of approximately 300,000 square feet, this deterioration was due primarily to the loss of two large tenants totaling 220,000 square feet during that quarter. Overall activity in the submarket has been good, with approximately 789,000 of gross absorption for the year, and slightly higher rents than year-end 1994, as discussed below. Vacancy rates at year-end 1995 were approximately 13% and 19% for R&D space and office space, respectively, versus approximately 13% and 21%, respectively, for the previous year.

          Rates in this submarket at year-end for Class A R&D space and office space improved with average R&D rates rising from approximately $6.30 per square foot per year net of taxes, insurance and utilities to approximately $7.50 per square foot. Average Class A office rates rose from $13.50 full service per square foot per year to $14.40. Rates for Class B R&D space rose from $4.68 per square foot net of taxes, insurance and utilities to $5.70 per square foot. Class B office rates climbed from $9.30 per square foot full service to $11.40 per square foot. Tierrasanta competes with both Class A and B buildings, but it most frequently competes with the latter. The average net effective rental rate rose from around $3.60 - $4.20 per square foot to $5.40 to $7.80 per square foot, with free rent still virtually nonexistent.

          During 1994, the Partnership recorded a provision for value impairment of $550,000 in connection with Tierrasanta. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the project through future operations or sale. This determination was based upon then-current market conditions and future performance expectations for this investment. No additional provisions were deemed warranted in 1995.

          Fairchild Corporate Center (formerly known as
          Brinderson Plaza)

          The Partnership owns a 24% interest in Fairchild 234, a joint venture with RIF III and RIF IV. On February 1, 1994, a wholly-owned subsidiary of Fairchild 234 acquired Fairchild Corporate Center, an office development in Irvine, California consisting of two three-story buildings containing 105,000 square feet of space. The Partnership's interest in the development was previously held under a participating loan. The Partnership previously recorded a loan loss of $2,106,000 in 1991, and valuation allowances totaling $702,000 in 1992 and 1993. In conjunction with the first quarter 1994 purchase of Fairchild Corporate Center the valuation allowance was reduced to $698,000 and then reclassified as a reduction of the carrying value of the investment in real estate. In 1995, the Partnership began foreclosure for tax purposes. The process is anticipated to be completed during the second quarter of 1996.

          The leased status declined at this office property primarily due to the loss on the last day of the year of a tenant representing 9,800 square feet or 9% of the leasable space in the buildings. Additionally, the Partnership lost two tenants totaling 6,100 square feet due to credit concerns and four other tenants totaling 17,200 square feet upon their lease expirations. On the positive side, the first phase of the renovations of the two buildings was completed, the property was renamed, and leasing activity improved significantly. Leases with three new tenants were signed for a total of 17,100 square feet, and renewals and/or expansions were executed with six existing tenants for another 7,900 square feet. The net result was a decline in the leased status from year-end 1994 of twelve percentage points to 73%. Leases representing 31% of the leasable space expire in 1996.

          The John Wayne/Orange County Airport submarket in which the project is located had 454,000 square feet of net absorption during the first three quarters of the year. As a result, vacancy improved to 14% from approximately 16% the previous year on an inventory of approximately 29.2 million square feet. In order to make the property more competitive in its market, the Partnership will continue to renovate some of the common areas in 1996 to update their appearance and bring them into compliance with the Americans with

          Disabilities Act. The renovation of all common areas should be completed in 1997.

          Rental rates have increased from $12.60 to $15.60 per square foot last year to $15.00 to $17.40 per square foot this year for Class B office space such as Fairchild Corporate Center. Only two competitive speculative buildings totaling 140,000 square feet are anticipated to be under construction in 1996.

          Employees

          The Partnership has no employees and, accordingly, the General Partner, the Partnership's investment adviser, LaSalle, and their affiliates and independent contractors perform services on behalf of the Partnership in connection with administering the affairs of the Partnership and operating properties for the Partnership.
          The General Partner, LaSalle and their affiliates receive compensation in connection with such activities, as described above. Compensation to the General Partner and its affiliates, and the terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items
          11. and 13. below, to which reference is made for a description of those terms and the transactions involved.

          Item 2.  Properties

          The Partnership owns the properties referred to under Item 1. above, to which reference is made for the name, location and description of each property.
          All properties were acquired on an all-cash basis.

          Item 3.  Legal Proceedings

          The Partnership is not subject to any material pending legal proceedings.

          Item 4.  Submission of Matters to a Vote of Security
          Holders

          None.

          PART II

          Item 5.  Market for the Partnership's Limited
          Partnership Interests and Related Security Holder
          Matters

          At March 16, 1996, there were 13,314 Limited
          Partners. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. T. Rowe Price Investment
          Services, Inc. ("Investment

          Services"), an affiliate of the General Partner, provides certain information to investors which may assist Limited Partners desiring to sell their Units, but provides only ministerial services in connection with such transactions. Since this arrangement does not constitute a market for the Units, it is possible that no prospective purchaser will be willing to pay the price specified by a prospective seller. The Partnership is not obligated to redeem or repurchase Units, but it may do so in certain defined "hardship" situations.

          In 1987 Congress adopted certain rules concerning "publicly traded partnerships". The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. On November 29, 1995, the Internal Revenue Service adopted final regulations ("Final Regulations") describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to existing partnerships until the year 2006. Due to the nature of the Partnership's income and to the low volume of transfers of Units, it is not anticipated that the Partnership will be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations.

          Cash distributions declared to the Limited Partners during the two most recent fiscal years are as follows:






                  Distribution for the                  Amount
          of
                      Quarter Ended                  Distributions
          per Unit

                     March 31, 1994                     $ 8.00
                      June 30, 1994                     $ 8.00
                   September 30, 1994                   $ 8.00
                    December 31, 1994                   $11.50
                     March 31, 1995                     $ 8.75
                      June 30, 1995                     $39.92
                   September 30, 1995                   $ 8.75
                    December 31, 1995                   $21.05

          All of the foregoing distributions were paid from net cash flows from operating activities, with the exception of the distribution for the quarter ended June 30, 1995, which included a distribution of $31.17 per unit representing the sale proceeds of Sullyfield Circle and the distribution for the quarter ended December 31, 1995, which included $9.62 per unit representing the balance of the 1993 sale proceeds of one of the buildings in the
          Coronado property.   The
          distributions for the fourth quarters of 1994 and 1995 included cash flow from operating activities of earlier quarters of those years.

          There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Agreement of Limited Partnership, annexed to the prospectus as Exhibit A thereto. Reference is made to Item 7., below for a discussion of the Partnership's ability to continue to make future distributions.

          At the end of 1995, the Partnership conducted its annual formal unit valuation. The valuation of the Partnership's properties was performed by the General Partner, and then reviewed by an independent professional appraiser to assess the analysis and assumptions utilized. The estimated investment value of limited partnership Units resulting from this process is $519 per Unit. After distributions in February 1996 of $9.62 per unit of sale proceeds, and $5.38 per unit from retained cash balances generated by operations in the first three quarters of 1995, the estimated valuation is $504 per unit. Units cannot currently be sold at a price equal to this estimated value, and this valuation is not necessarily representative of the value of the Units when the Partnership ultimately liquidates its holdings.







          Item 6.  Selected Financial Data

          The following sets forth a summary of the selected financial data for the Partnership:


                        YEARS ENDED DECEMBER 31,
             (Dollars in thousands except per-unit amounts)

                            1995     1994     1993     1992
          1991

          Total assets    $50,529 $53,770  $54,365   $65,241
          $68,708
          Total revenues   $6,964  $6,983  $ 6,728   $ 6,710
          $6,845
          Net income (loss)$2,392  $1,862  $(8,142)  $(1,818)
          $(1,504)
          Net income (loss)
            per Unit       $28.16  $21.92  $(95.84)  $(21.40)
          $(17.70)
          Cash distributions
            paid to:
          Limited Partners $5,796  $2,439    $2,691   $1,935
          $2,691
          General Partner     $32     $25      $17       $20
          $27

          Notes:

          1. The above financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this report.

          2. The figures for Net income (loss) include provisions for value impairment of $550 in 1994, $793 in 1993, and $1,785 in 1992, and a
               provision for loan loss of $2,106 in 1991.
               These figures also include valuation allowance adjustments of $(682) in 1995, $(1,410) in
               1994, $8,722 in 1993, and $612 in 1992, and
               gain from sale of one of the Coronado buildings in 1993 of $188.

          3. The figures for Net income (loss) per Unit include provisions for value impairment as discussed in note 2 above of $6.47 per Unit in 1994, $9.33 per Unit in 1993, $21.01 per Unit
               in 1992, and a provision for loan loss of $24.79 per Unit in 1991. The figures for Net income (loss) per Unit also include valuation allowances (recoveries) of $(8.03) per Unit in 1995, $(16.60) per Unit in 1994, $102.67 per






               Unit in 1993, and $7.20 per Unit in 1992, and gain from sale of one of the Coronado buildings in 1993 of $2.21 per Unit.

          Distributions declared per unit of limited partnership interest from fiscal 1991 through fiscal
          1995 were as follows:

                   Year Ended                Distributions per Unit

                December 31, 1991                    $32.00
                December 31, 1992                    $20.00
                December 31, 1993                    $32.00
                December 31, 1994                    $35.50
                December 31, 1995                    $78.47

          All of the foregoing distributions were paid from cash from operating activities with the exception of the distributions for 1993, which included $12.00 of proceeds from the sale of one of the Coronado buildings, the distributions for 1995, which included $9.62 of retained proceeds from the 1993 sale of one of the Coronado buildings, and $31.17 of proceeds from the sale of Sullyfield Circle.

          Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          Liquidity and Capital Resources

          The Partnership sold 84,144 Units for a total of $84,144,000, including the contribution of $5,000 from the original Limited Partner. The offering was terminated on July 31, 1986 and no additional units will be sold. After deduction of organizational and offering costs of $4,746,000, the Partnership had $79,398,000 available for investment and cash reserves.

          The Partnership originally purchased twelve properties or interests therein on an all-cash basis, and made an investment in an interest in a participating mortgage loan, completing the initial acquisition phase of its business plan. Through December 31, 1995 the Partnership had sold two property investments: a portion of the Coronado property, and the Sullyfield Circle property, and on February 1, 1994 acquired an ownership interest in Fairchild Corporate Center, which was previously classified as an in-substance foreclosed property that originated as a participating mortgage loan. The acquisition cost of the Partnership's real estate investments and subsequent improvements thereto was $67,394,000 as of December 31, 1995. The Partnership has also recorded provisions for loan loss, permanent value impairments, and valuation allowances of $7,680,000. Therefore, the net investment in real estate before deduction for depreciation for financial reporting purposes was $59,714,000 as of December 31, 1995.

          As of December 31, 1995 the Partnership also owned and was holding for sale the Regal Row property. The original cost of this property was $5,583,000, and subsequent to acquisition the Partnership incurred $1,330,000 in additional capital costs. The Partnership has recorded accumulated depreciation of $1,421,000, and a valuation allowance of $1,992,000, for a net investment at December 31, 1995 of $3,500,000, equal to the estimated net sales proceeds from the sale of the property. The property was sold on February 14, 1996, and approximately $112,000 of the allowance was reversed so that the adjusted book value of the property equaled the net proceeds. The Partnership anticipates that all sales proceeds will be distributed to the partners in 1996.

          The Partnership expects to incur capital expenditures during 1996 totaling approximately $1.6 million for tenant improvements, lease commissions, and other major repairs and improvements; the majority of these expenditures are dependent on the execution of leases with new and renewing tenants. Approximately $300,000 of this amount is budgeted for tenant improvement work and lease commissions in connection with the proposed lease of the large vacant space at South Point Plaza, as discussed in Item 1 above. The total amount estimated is $500,000 higher than in 1995, primarily because leases representing 30% of the portfolio s square footage expires in 1996, versus 18% in 1995.

          As discussed in Item 1, above, the Partnership is currently negotiating with the sole tenant in the AMCC property for a possible revision of the lease structure and extension of the lease term. In the event such negotiations are successful, the Partnership anticipates an additional $1.2 million in leasing commission and tenant improvement costs which would be funded from retained 1996 operating income. However, as noted in Item 1, it is unlikely that such a transaction will occur. In the event negotiations are finally terminated, the Partnership may distribute such amounts as it may retain from






          1996 operating income to pay these costs if they should materialize. In the event the lease of this property expires as scheduled in September of 1997, the Partnership anticipates that substantial expenditures for tenant improvement and leasing commissions would be necessary in connection with the releasing of the property. Depending upon the Partnership s cash balances and projected need for capital as the date approaches, the Partnership may at that time retain a portion of cash from future operations in anticipation of this event.

          The Partnership maintains cash balances to fund its operating and investing activities including the costs of tenant improvements and leasing commissions, costs which must be disbursed prior to the collection of any resultant revenues. The General Partner believes that year-end cash balances and cash generated from operating activities in 1996 will be adequate to fund the Partnership's current investing and operating needs. Based on current expectations, cash distributions to partners from operating income are expected to initially be lower than those in 1995, for several reasons. First, the Partnership no longer owns the Sullyfield Circle and Regal Row properties, which together contributed $404,000 to 1995 net income. Secondly, as discussed above, a portion of operating cash flows are anticipated to be retained until the uncertainty surrounding the renewal of the AMCC lease is resolved.

          As of December 31, 1995, the Partnership maintained cash and cash equivalents aggregating $4,782,000, a decrease of

          $37,000 from the prior year end. This decrease resulted primarily from slightly higher operating cash distributions. Subsequent to year-end 1995, the Partnership distributed approximately $471,000 of cash from operations that had been withheld from earlier distributions, as part of the distribution for the quarter ended December 31, 1995.

          Net cash provided by operating activities in 1995 increased by $254,000. Net cash provided by investing activities increased by $2,465,000 due to the Sullyfield Circle sale in 1995; cash used for investments in real estate increased by $157,000, primarily due to renovations at Fairchild Corporate Center and Bonnie Lane. Net cash used in financing activities increased by $3,363,000 due primarily to distribution of the proceeds of the Sullyfield Circle sale.







          Operations

          On January 1, 1996, the Partnership adopted
          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which changes the Partnership's current method of accounting for its real estate property investments when circumstances indicate that the carrying amount of a property may not be recoverable. Measurement of an impairment loss on an operation property will now be based on the estimated fair value of the property rather than the sum of expected future cash flows. Properties held for sale will continue to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. In addition, properties held for sale will no longer be depreciated. No adjustment of the carrying values of the Partnership's real estate property investments was required at January 1, 1996 as a result of adopted SFAS No. 121.

          1995 v. 1994

          Excluding Sullyfield, rental income from continuing operations was flat compared to 1994, as the effect of declines in average leased status at Oakbrook Corners, Bonnie Lane, and Fairchild Corporate Center was offset by the higher average leased status at Regal Row and higher rental rates at Glenn Avenue. Total revenues were up $98,000, however, because of the increase in interest income. Overall expenses for continuing portfolio properties declined by $600,000, primarily because of improved bad debt experience and lower charge-offs for tenant improvements. As a result, operating income from continuing properties increased approximately $700,000.

          The sale of Sullyfield Circle in June 1995 resulted in less rental income than in 1994, lower operating expenses, and a valuation adjustment compared to a significant recovery in 1994. The net effect of these changes on 1995 net income was a decrease of $524,000.

          Tierrasanta and Atlantic were the two largest contributors to the decline in expenses and rise in net income relative to 1994. At Tierrasanta, there was a $550,000 value impairment recorded in 1994, but none was made in 1995. Atlantic benefited from collection of delinquent rent from a large tenant and from lower tenant improvement write-offs in 1995. In addition, Coronado did not have as large a charge for leasehold improvements as it did in the prior year.







          A major tenant at Bonnie Lane who was behind in its rent has made substantial progress toward becoming current and contributed to the decline in the portfolio s overall property operating costs. Even though Bonnie Lane s average leased status, and therefore its rental income, was down, other expenses associated with the property declined more, so Bonnie Lane had a positive effect on net income.

          Business Plaza s contribution to net income in 1995, although positive, was $237,000 less than in 1994 when an upward property valuation adjustment of $511,000 was made.

          Leases representing 30% of the portfolio's leasable square footage are scheduled to expire in 1996. These leases represented approximately 36% of the portfolio's rental income for 1995. This amount of potential lease turnover is normal for the types of properties in the portfolio, which typically lease to tenants under three to five year leases. The overall portfolio occupancy was 88% as of the end of 1995. Management anticipates that occupancy levels will increase in 1996. In most markets, new leases are generally expected to reflect level to higher market rental rates in comparison to the rates of expiring leases. To the extent that the Partnership sells one or more properties during the year, cash flow from operations would be expected to decline, while cash flow from sales would increase substantially.

          The Coronado property is one of two single-tenant properties in the Partnership's portfolio. The parent company of the tenant had experienced financial difficulties, but these appear to be over, and the tenant itself (which accounted for less than 10% of the Partnership's revenues in 1995) appears to be financially sound. In the event this tenant did vacate the property, management believes that under current market conditions it could either lease or sell the property to a user on favorable terms. The other single-tenant property is the AMCC property. The tenant in this property, Applied Micro Circuits Corporation, accounted for more than 10% of the Partnership's revenue in 1994 and 1995, accounting for $1,376,000 (20%) of revenue in 1995. No collection problems were experienced with this tenant in 1994 or 1995, and the Partnership therefore does not expect any material adverse effect as a result of this lease in 1996. In the event the tenant vacates the property at the expiration of its lease term in 1997 and a new tenant is not immediately procured, there would be a substantial adverse impact on the Partnership's revenues.







          1994 v. 1993

          Excluding the effects of accounting adjustments on the Partnership's 1994 performance, revenues were up $255,000 over the prior year, property operating expenses declined, and excluding the effects of depreciation and valuation adjustments, income from property operations increased $469,000 over 1993. These improvements were primarily attributable to a higher average leased status in 1994.

          In 1993, more than $9.5 million in valuation allowances were recorded on six properties, resulting in a substantial net loss. In 1994, the Partnership recorded a $550,000 permanent value impairment for Tierrasanta, but this expense was more than offset by positive adjustments in the valuation allowance for five other properties, made in order to maintain their carrying value at their estimated net realizable value, totaling $1,410,000. The substantial net drop in this expense category was the primary reason for the Partnership's improved results in 1994.

          Depreciation increased by $652,000 over 1993, as the Partnership elected to accelerate the depreciation of the cost of tenant improvements to more closely reflect the useful life of the improvements, including cases where a tenant vacates its premises prior to the expiration of its lease term and the premises need to be remodeled prior to occupancy by a new tenant.

          The increase in rental income related to several of the Partnership's properties. The most significant improvement was at Coronado, which was vacant for eight months in 1993, but was 100% leased for all of 1994, contributing $145,000 of the $187,000 increase. Leasing gains at Sullyfield Circle and higher average occupancy and better rates on new leases at Business Plaza also contributed to revenue growth. The only property which experienced a significant drop in rental income was Oakbrook, which had a lower average occupancy level in 1994 than in 1993. Improved operations resulted in higher cash balances in 1994. Combined with higher interest rates, the partnership's interest income increased over 1993.

          With the exception of depreciation and valuation allowances, discussed above, expenses generally remained level. The management fee to the General Partner increased due to higher cash available for distribution in 1994. The sale of one of the Coronado buildings during 1993 and lower tax assessments at Business Plaza and South Point resulted in a decline in real estate taxes.

          Reconciliation of Financial and Tax Results

          For 1995, the Partnership s book net income was $2,392,000, and its taxable net loss was $385,000. The loss for tax purposes on the sale of Sullyfield Circle accounted for the majority of the difference. For 1994, the Partnership's book net income was $1,862,000 and its taxable net income was $1,905,000, as substantial depreciation expense was more than offset by a negative property valuation allowance. For 1993, the Partnership's book net loss was $8,142,000 and its taxable income was $1,600,000. The provisions for loan loss and value impairments discussed above were the primary differences. For a Complete reconciliation see Note 7 to the Partnership's financial statements, which note is hereby incorporated by reference herein.

          Item 8.  Financial Statements and Supplementary Data

          The financial statements appearing on pages 7 through 14 of the Partnership s 1995 Annual Report to Limited Partners are incorporated by reference in this Form 10-K Annual Report. The report on such financial statements of KPMG Peat Marwick LLP dated January 19, 1996, is filed as Exhibit 99(c) to this form 10-K Annual Report and is hereby incorporated by reference herein. Financial Statement Schedule III, Consolidated Real Estate and Accumulated Depreciation, is filed as Exhibit 99(b) to this Form 10-K Annual Report, and is hereby incorporated by reference herein. All other schedules are omitted either because the required information is not applicable or because the information is shown in the financial statements or notes thereto.

          Item 9. Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure

          None.

          PART III

          Item 10.  Directors and Executive Officers of the
          Partnership

          The General Partner of the Partnership is T. Rowe Price Realty Income Fund II Management, Inc. ("Fund II Management"), 100 East Pratt Street, Baltimore, Maryland 21202. The General Partner has the primary responsibility for overseeing the evaluation, structuring, negotiation, management, and liquidation of the Partnership's investments as well as the cash management of the Partnership's liquid assets and the administration of investor services of the Partnership, including general communications, periodic reports and distributions to Limited Partners, and filings with the Securities and Exchange Commission. Fund II Management is a wholly-owned subsidiary of T. Rowe Price Real Estate Group, Inc. ("Real Estate Group"), which is, in turn, a wholly-owned subsidiary of T. Rowe Price Associates, Inc. ("Associates"). Affiliates of the General Partner, T. Rowe Price Realty Income Fund I Management, Inc., ("Fund I Management"), T. Rowe Price Realty Income Fund III Management, Inc., ("Fund III Management"), and T. Rowe Price Realty Income Fund IV Management, Inc., ("Fund IV Management") are the General Partners of other real estate limited partnerships sponsored by Associates. Real Estate Group, which is also an affiliate, is investment manager to T. Rowe Price Renaissance Fund, Ltd., A Sales-Commission-Free Real Estate Investment ("Renaissance Fund"), a real estate investment trust sponsored by Associates. Associates was founded in 1937 and as of December 31, 1995 managed over $75 billion of assets.

          As more fully discussed in Item 1, above, LaSalle is providing certain real estate advisory and other services to the Partnership. Upon execution of the formal contract between the Partnership and LaSalle, Gary C. Younker, Senior Vice President of LaSalle Partners Asset Management Limited, (an affiliate of LaSalle) became the Chief Accounting Officer for the Partnership. Born in 1948, Mr. Younker has been associated with LaSalle since 1976, and has served in his current position since 1988.

          The directors and executive officers of Fund II
          Management are as follows:

                                           Position with T. Rowe Price Realty
                                           Income Fund II
                    Name                   Management, Inc.

                  James S. Riepe           Chairman of the
                                           Board, President,
                                           also Principal
                                           Executive Officer
                                           for the
                                           Partnership
                  Charles E. Vieth         Vice President and
                                           Director
                  Douglas O. Hickman       Vice President and
                                           Director
                  Henry H. Hopkins         Vice President and
                                           Director
                  Mark E. Rayford          Vice President
                  Lucy B. Robins           Vice President and
                                           Secretary
                  Mark B. Ruhe             Vice President
                  Kenneth J. Rutherford    Vice President
                  Alvin M. Younger, Jr.    Treasurer and
                                           Director
                  Joseph P. Croteau        Controller, also
                                           Principal
                                           Financial Officer
                                           for the
                                           Partnership

          Mr. Riepe was elected President in 1991. Ms. Robins was first elected to her current offices in 1987, and Mr. Ruhe was first elected in 1988. Mr. Hopkins was first elected a director in January, 1987. Mr. Vieth was first elected an officer and director in 1993. Mr. Croteau was first elected as Controller in 1988, and was designated as Principal Financial Officer for the Partnership in 1992. Mr. Rutherford was elected as Vice President in 1994. In all other cases these individuals have served in these capacities since the inception of Fund II Management in 1986. There is no family relationship among the foregoing directors or officers.

          The background and business experience of the foregoing individuals is as follows:

                  James S. Riepe (Born 1943) is Managing
          Director and Director, T. Rowe Price Associates, Inc. ("Associates") and Director of its Investment Services Division; President and Chairman of Real Estate Group and each of the general partners of T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership, T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited

          Partnership, T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership, and T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership (the "Realty Income Funds"); Chairman of four of the 41 mutual funds sponsored by Associates on which he serves as a director or trustee; Chairman of New Age Media Fund; Director, Rh ne-Poulenc Rorer, Inc., a pharmaceuticals company. Mr. Riepe joined Associates in 1982.






                  Charles E. Vieth (Born 1956) is a Managing
          Director of Associates, and President of T. Rowe Price Retirement Plan Services, Inc., Director, Vice President and Manager of Real Estate Group, and Director and Vice President of each of the general partners of the Realty Income Funds. Mr. Vieth joined Associates in 1982.

                  Douglas O. Hickman (Born 1949) is President of T. Rowe Price Threshold Fund Associates, Inc. and a Vice President of Associates. He is also a Vice President and Director of each of the general partners of the Realty Income Funds and serves as a member of the investment committees for the T. Rowe Price Threshold Funds. Mr. Hickman joined Associates in 1985.

                  Henry H. Hopkins  (Born 1942) is a Managing
          Director, Director, and Legal Counsel of Associates. In addition, Mr. Hopkins is Vice President and Director of each of the general partners of the Realty Income Funds. He is also a Vice President certain of the mutual funds managed by Associates. Mr. Hopkins joined Associates in 1972.

                  Mark E. Rayford  (Born 1951) is a Managing
          Director of Associates and Manager of Retail
          Operations. In addition, Mr. Rayford is President of T. Rowe Price Services, Inc., and Vice President each of the general partners of the Realty Income Funds. Mr. Rayford joined Associates in 1982.

                  Lucy B. Robins  (Born 1952) is Vice
          President and Associate Legal Counsel of Associates and Vice President of Real Estate Group, and each of the general partners of the Realty Income Funds.
          Ms. Robins joined Associates in 1986.

                  Mark B. Ruhe  (Born 1954) is an Asset
          Manager for Real Estate Group, and Vice President of the Investment Manager and each of the general partners of the Realty Income Funds. Mr. Ruhe joined Associates in 1987.

                  Alvin M. Younger, Jr.  (Born 1949) is
          Treasurer and Director of each of the general partners of the Realty Income Funds and a Managing
          Director, Secretary and Treasurer of Associates, and
          Secretary and Treasurer of Real Estate Group.  Mr.
          Younger joined Associates in 1973.

                  Kenneth J. Rutherford   (Born 1963) is
          Assistant to the Director of Associates' Investment Services Division, and Assistant Vice President of each of the general partners of the Realty Income






          Funds.  Mr. Rutherford joined Associates in 1992.
          From 1990 to 1992 he was a student at the Stanford
          Graduate School of Business.

                  Joseph P. Croteau  (Born 1954) is a Vice
          President and Controller for Associates, and Controller of each of the general partners of the Realty Income Funds. Mr. Croteau joined Associates in 1987.

          No Forms 3, Forms 4, Forms 5, or amendments to any of them, were furnished to the Partnership its most recent fiscal year. Based on a review of and written representations pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the directors, officers, or beneficial owners of more than 10% of the Units, if any, nor the General Partner failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years.

          Item 11.  Executive Compensation

          The directors and executive officers of the General
          Partner receive no current or proposed remuneration from the Partnership.

          The General Partner is entitled to receive a share of cash distributions and a share of profits or losses as described under the captions "Compensation and Fees," and "Income and Losses and Cash Distributions" of the Prospectus, on pages 7-8 and 31-35 respectively, which pages are incorporated herein by reference.

          For a discussion of compensation and fees to which the General Partner is entitled, see Item 13., which is incorporated herein by reference.

          As discussed in Item 1, above, LaSalle receives reimbursement from the Partnership for certain expenses incurred in performance of its responsibilities under the advisory contract. In addition, under the contract, LaSalle receives from the General Partner a portion of the compensation and distributions received by the General Partner from the Partnership. Mr. Younker is a limited partner of LaSalle and therefore indirectly receives compensation with respect to payments made to LaSalle by the Partnership or the General Partner. However, the amount of this compensation attributable to services he performs for the Partnership is not material.

          In addition to the foregoing, certain officers and directors of the General Partner receive compensation from Associates and/or Its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership.
          Such compensation may be based, in part, on the performance of the Partnership. Any portion of such compensation which may be attributable to such performance is not material.

          Item 12.  Security Ownership of Certain Beneficial
          Owners and Management

          The Partnership is a limited partnership which issues units of limited partnership interest. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

          The percentage of outstanding interests of the Partnership held by all directors and officers of the General Partner is less than 1%. Certain officers and/or directors of the General Partner presently own securities in Associates. As of February 1, 1996, the directors and officers of the General Partner, as a group, beneficially owned 5.76% of the common stock of Associates, including options to purchase 282,870 shares exercisable within 60 days of February 1, 1996, and shares as to which voting power is shared with others. Of this amount, Mr. Riepe owned 2.36% of such stock (550,939 shares, including 42,400 shares which may be acquired by Mr. Riepe upon the exercise of stock options, 70,000 shares held in trusts for members of Mr. Riepe's family and 20,000 shares held by a member of Riepe's family, as to which Mr. Riepe disclaims beneficial ownership, and 41,000 shares held in a charitable foundation of which Mr. Riepe is a trustee and as to which Mr. Riepe has shared voting and disposition power). Mr. Hopkins owned 1.10% (317,484 shares, including 54,000 shares which may be acquired by Mr. Hopkins upon the exercise of stock options). No other director or officer owns 1% or more of the common stock of Associates.

          There exists no arrangement, known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

          Item 13.  Certain Relationships and Related
          Transactions

          The General Partner and its affiliates are permitted to engage in transactions with the Partnership as described under the captions "Compensation and Fees," and "Conflicts of Interest" of the






          Prospectus, on pages 7-12, which pages are hereby incorporated by reference herein.

          The General Partner has been reimbursed for expenses incurred by it in the administration of the Partnership and the operation of the Partnership's investments, which amounted to $107,000 in 1995.
          The General Partner's management fee and share of cash distributions during 1995 totaled $377,000. An affiliate of the General Partner received a fee of $20,000 from the money market mutual funds in which the Partnership made its interim cash investments in 1995. For a discussion of distributions to which the General Partner may be entitled upon disposition of real estate investments by the Partnership, see Note 1 to the Partnership's consolidated financial statements, which note is hereby incorporated by reference herein.

          PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) The following documents are filed as part of this report:

               (1)  Financial Statements:

          Incorporated by reference from the indicated pages of the Partnership's 1995 Annual Report to Limited
          Partners:


          PAGES IN

          ANNUAL

          REPORT

                    Consolidated Balance Sheets at          7
                         December 31, 1995 and 1994
                    Consolidated Statements of Operations   8
                         for each of the three years in the
                         period ended December 31, 1995
                    Consolidated Statements of Partners'    9
                         Capital for each of the three years
                         in the period ended December 31,
          1995
                    Consolidated Statements of Cash Flows   10
                         for each of the three years in the
                         period ended December 31, 1995
                    Notes to Consolidated Financial Statements
          11-14

          Independent Auditors' Report - Incorporated by reference from Exhibit 99(c) hereof.

               (2)  Financial Statement Schedules:

                    III - Consolidated Real Estate and
                    Accumulated Depreciation, incorporated by reference to Exhibit 99(b) hereof.

                    All other schedules are omitted because
                    they are not applicable or the required
                    information is presented in the financial statements and notes hereto.

               (3)  Exhibits

               3,4. (a) Agreement of Limited Partnership of the Partnership, dated January 1, 1986, as amended March 10, 1986, included as Exhibit A to the Prospectus of the Partnership, dated March 17, 1986, File Number 33-2622, filed with the Commission pursuant to
                         Rule 424(b) ("the Prospectus"),
                         incorporated by reference herein.

                    (b)  Certificate of Limited Partnership,
                         incorporated by reference to Exhibit
                         3,4 to the Partnership's Registration
                         Statement, File No. 33-2622, as filed
                         on March 17, 1986.

                    (c)  Amendment to the Partnership
                         Agreement dated April 30, 1986,
                         incorporated by reference to Exhibits
                         3,4(b) to Registrant's Report on Form
                         10-K for the fiscal year ended
                         December 31, 1987 ("the 1987 10-K").

                    (d)  Amendment to the Partnership
                         Agreement dated May 30, 1986,
                         incorporated by reference to Exhibits
                         3,4(c) to the 1987 10-K.

                    (e)  Amendment to the Partnership
                         Agreement dated June 30, 1986,
                         incorporated by reference to Exhibits
                         3,4(d) to the 1987 10-K.

                    (f)  Amendment to the Partnership
                         Agreement dated July 31, 1986,
                         incorporated by reference to Exhibits
                         3,4(e) to the 1987 10-K.













                    (g)  Amendment to the Partnership
                         Agreement dated August 22, 1986,
                         incorporated by reference to Exhibits
                         3,4(f) to the 1987 10-K.

                    (h)  Amendment to the Partnership
                         Agreement dated September 30, 1986,
                         incorporated by reference to Exhibits
                         3,4(g) to the 1987 10-K.

                    (i)  Amendment to the Partnership
                         Agreement dated October 14, 1986,
                         incorporated by reference to Exhibits
                         3,4(h) to the 1987 10-K.

                    (j)  Amendment to the Partnership
                         Agreement dated March 28, 1988,
                         incorporated by reference to Exhibits
                         3,4(i) to the 1987 10-K.

               10.  Advisory Agreement dated as of July 15,
                    1991 by and between the Partnership, the General Partner, and LaSalle Advisors Limited Partnership, incorporated by reference to Exhibit 10 of the registrant's report on Form 10-K for the year ended December 31, 1991.

               13.  Annual Report for the year ended December
                    31, 1995, distributed to Limited Partners on or about March 4, 1996.

               27.  Financial Data Schedule

               99.  (a)  Pages 7-12, 18-25 and 31-35 of the
                         Prospectus of the Partnership dated
                         July 15, 1991, incorporated by
                         reference to Exhibit 99(a) of the
                         registrant's report on Form 10-K for
                         the year ended December 31, 1994,
                         File Number 0-15575

                    (b)  Financial Statement Schedule III -
                         Consolidated Real Estate and
                         Accumulated Depreciation.

                    (c)  Report of KPMG Peat Marwick LLP dated















                         January 19, 1996 regarding the
                         financial statements of the
                         Partnership.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed for the last quarter of the period covered by this report.

                               SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

          Dated: March 28, 1996   T. ROWE PRICE REALTY INCOME
                                  FUND II, AMERICA'S SALES-
                                  COMMISSION-FREE REAL ESTATE
                                  LIMITED PARTNERSHIP

                                        By:    T. Rowe Price
                                               Realty Income
                                               Fund II
                                               Management,
                                               Inc., General
                                               Partner


                                          By:   /s/James S. Riepe
                                                James S. Riepe,
                                                President

          Pursuant to the requirements of the Securities
          Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated:


          /s/James S. Riepe                   Date:  March 28, 1996
          James S. Riepe,
          Director and Chairman of the Board,
          President T. Rowe Price Realty
          Income Fund II Management, Inc.,
          Principal Executive Officer
          for the Partnership


          /s/Henry H. Hopkins                 Date:  March 28, 1996
          Henry H. Hopkins,
          Director and Vice President,
          T. Rowe Price Realty Income Fund II
          Management, Inc.


          /s/Douglas O. Hickman               Date:  March 20, 1996
          Douglas O. Hickman,
          Director and Vice President,
          T. Rowe Price Realty Income Fund II
          Management, Inc.

          /s/Alvin M. Younger, Jr.            Date:  March 28, 1996
          Alvin M. Younger, Jr.,
          Director and Treasurer,
          T.  Rowe Price Realty Income Fund II
          Management, Inc.



          /s/Charles E. Vieth                 Date:  March 20, 1996
          Charles E. Vieth,
          Vice President and Director,
          T. Rowe Price Realty Income Fund II
          Management, Inc.


          /s/Joseph P. Croteau                Date:  March 28, 1996
          Joseph P. Croteau, Controller,
          Principal Financial Officer for
          the Partnership
















          The Annual Report to Limited Partners for the Year ended December 31, 1995 should be inserted here.


ANNUAL REPORT
FOR THE PERIOD ENDED
DECEMBER 31, 1995

FELLOW PARTNERS:

Before we discuss the effects of property valuation adjustments and the June 1995 sale of Sullyfield Circle on the Fund's performance relative to 1994, we want to summarize the operating activities at the properties currently in the portfolio.

      Rental income was flat compared with 1994, as the effect of declines in average leased status at Oakbrook Corners, Bonnie Lane, and Fairchild was offset by the higher average leased status at Regal Row and higher rental rates at Glenn Avenue. Total revenues were up $98,000, however, because of the increase in interest income. Overall expenses for the portfolio properties declined by $600,000, primarily because of improved bad debt experience and lower charge-offs for tenant improvements. As a result, operating income from continuing properties increased approximately $700,000.

      The sale of Sullyfield Circle in June 1995 resulted in less rental income than in 1994, lower operating expenses, and a negative valuation adjustment compared to a significant recovery in 1994. The net effect of these changes on 1995 net income was a decrease of $524,000. Other valuation adjustments will be covered in the individual property discussions.

      Tierrasanta and Atlantic were the two big contributors to the decline in expenses and rise in net income relative to 1994. At Tierrasanta, there was a $550,000 value impairment recorded in 1994, but none was made this year. Atlantic benefited from collection of delinquent rent from a large tenant and from lower tenant improvement write-offs in 1995. In addition, Coronado did not have as large a charge for leasehold improvements as it did in the prior year.

      A major tenant at Bonnie Lane who was behind in its rent has made substantial progress toward becoming current and contributed to the decline in the overall portfolio's property operating costs. Even though Bonnie Lane's average leased status, and therefore its rental income, was off, other expenses associated with the property declined more, so Bonnie Lane had a positive effect on net income.

      Business Plaza's contribution to net income in 1995, although positive, was $237,000 less than in 1994 when an upward property valuation adjustment was made.

      The Fund's cash position declined in 1995, primarily because of the larger cash distributions paid to you in 1995.

Cash Distributions

For the fourth quarter of 1995, you received a per-unit distribution of $21.05, of which $11.43 was from operations and $9.62 was from previously withheld proceeds from sale of one of the Coronado buildings. Your total distribution for the year was $78.47 per unit and included $31.17 from the Sullyfield sale as well as the remaining proceeds from Coronado.

      For the first quarter of 1996, we plan to pay a distribution from operations of $6.50 per unit compared to $8.75 for the prior-year period. There are several reasons for the lower cash payout. First, we will not have Sullyfield or Regal Row (which was sold on February 14), and these properties contributed $404,000 to 1995 net income. Second, because of the uncertainty surrounding renewal of the AMCC lease, a portion of operating cash flows is being retained. As the year progresses, we will reevaluate the quarterly distribution rate based on the AMCC situation as well as the ongoing property operations and report on any changes which may be appropriate.

Unit Valuation

As we do at every year end, we employed a third-party appraiser to review and assess the analysis and assumptions used in determining an estimated current unit value. These interim valuations are not necessarily representative of the value of your units when the Fund ultimately liquidates its holdings, nor could you sell your units today at a price equal to the current estimated value.

      The estimated unit value as of December 31, 1995, was $519.00 per unit, up $25.00 from $494.00 in 1994. The latter amount has been adjusted for the distributions made during 1995. After adjusting the 1995 amount for the February 1996 distribution, the estimated unit value will be $504.00.

Outlook

We completed our goal of selling one property during 1995, and another settled February 14th of this year. In addition to existing vacancies, there are a number of leasing challenges this year, particularly at Atlantic and Glenn Avenue where leases covering 73% of each property's space expire in 1996. Suffice it to say that we will be focused on renewals as well as attracting new tenants in 1996.

      As the Advisor's Report indicates, the overall real estate market continues to show signs of improvement, and we hope that your portfolio will follow suit.

      Sincerely,




      James S. Riepe
      Chairman

February 15, 1996

INVESTMENT ADVISOR'S REPORT

As discussed in recent reports, the real estate market is slowly improving, with some segments such as industrial recovering more rapidly than others such as office properties. The absence of meaningful new construction combined with continued net positive absorption in all segments has begun to attract not only opportunistic capital but also some institutional capital into the real estate sector, which is a favorable development.

      The results of Russell-NCREIF Index, which measures income returns and changes in values for real estate investments, reflect the general state of the market. From 1991 through 1993 property values experienced average annual declines of approximately 10%. This rate slowed as values decreased by 4% and 1% for the 12 months ended September 30, 1994 and 1995, respectively. Income returns of 9% during each of those two years more than offset the value declines, resulting in positive total returns for the index for the first time since September 1990.

      The index also identifies returns by product type and by geographical region. As anticipated, because of the weak operating environment, office buildings have not performed as well as other product types, with value declines of approximately 3% for the 12 months ended September 30, 1995. This is an improvement, however, over the average 14% per year drop over the last four years. Industrial properties, on the other hand, appreciated in value by 3% for the 12 months ended September 30, 1995. In that same period, other real estate product types, such as retail and multi-family, performed better than they had in prior years.

      Property values in geographic regions depend significantly on the local economy. The South, where values in general depreciated less than 1% for the 12 months ended September 30, 1995, continues to outperform other regions, but even its recovery has been prolonged due to the depressed energy business. Value declines in the East and Midwest have moderated, and the Western region has experienced a dramatic improvement recently. In 1994, property values in the West were down significantly but, for the 12 months ended September 30, 1995, declined only around 1%. In analyzing this information, it is clear that the multi-family and industrial segments are heavily influencing the results, since the office segment in the West declined approximately 5%. We continue to see increased leasing activity and improved economics for owners.

      We are encouraged by the positive annual returns of the Russell-NCREIF Index for the past two years. We are even more heartened, however, by the performance of Realty Income Fund II's portfolio, which experienced an increase in value as opposed to a decrease in the the Russell-NCREIF Index.

Property Highlights

We signed leases covering 24% of the portfolio's square footage and increased the number of 100% leased properties from three to four by year-end. Nevertheless, overall occupancy did not increase, as the leased status at three properties dropped by nine or more percentage points. The biggest improvements occurred at Tierrasanta, where occupancy was up 23 percentage points, and at South Point and Regal Row, where occupancy climbed eight percentage points at each. In general, occupancy and rental rates in the markets where your properties operate are stable to rising.

Real Estate Investments
_____________________________________________________________________________

                      Gross               % Leased
                      Leasable      ___________________
                      Area          Prior       Current     1996 Lease
Property              (Sq. Ft.)     Year-End    Year-End    Expirations
________              ________      ________    ________    __________

Atlantic               187,800          96%         92%          73%
Coronado                95,700         100         100            0
Oakbrook Corners       123,900          70          61            0
Baseline               100,200          89          88           33
Business Plaza          66,300         93           82           15
AMCC                   100,000         100         100            0
Bonnie Lane            119,600          92          89            8
Glenn Avenue            82,000         100         100           73
Regal Row              217,300          86          94           33
South Point             48,400          61          69           19
Tierrasanta            104,200          77         100           38
Fairchild Corporate
  Center               104,800          85          73           31
                     _________       _____       _____        _____
Fund Total           1,350,200          88%         88%          30%

      Atlantic: One new and two renewal tenants signed long-term leases totaling 9% of the total space. Unfortunately, this activity did not offset the loss of one tenant toward the end of the year due to credit problems. Thus, although the property averaged 96% leased over the 12 months, it ended the year lower. During 1996, our concentration will be focused on renewing the tenant who represents 46% of the property and 6% of the portfolio's total space. We have had renewal discussions with this tenant, but we will only agree to terms which are favorable for the Fund given current market conditions. Thus, we cannot yet make any statements regarding the probable outcome of the negotiations. Overall occupancy in the Atlanta industrial submarket where Atlantic is located has continued to improve to around 96%. Even though 16 new speculative distribution buildings have been completed and another 31 buildings are under construction, market rental rates have remained somewhat level.

      Coronado: The parent company of the single tenant at this Anaheim, California, property emerged from bankruptcy during the year, and rental payments are current.

      Oakbrook Corners: As expected, we lost one tenant when its lease expired during the year. Only one new, but smaller, tenant was acquired for one of the vacancies. Thus, occupancy declined during 1995. This property is somewhat unique in that each vacant space is an entire building, so it is especially challenging to find suitable tenants. We changed leasing agents during the fourth quarter in an effort to mount a more aggressive marketing campaign, and we have one very strong prospect for one building's 27,000 square feet. We also have someone interested in the other building which is vacant. We will report to you on our success or failure regarding these potential transactions next quarter.

      Baseline: Activity was very brisk at this Tempe, Arizona, property during the year. In total, 19 new, renewal, and/or expansion leases were signed. These gains were offset by the loss of several tenants with short-term leases whom we chose not to renew and one tenant who was experiencing financial difficulties. We wanted to take advantage of improving market conditions and have been attempting to sign longer term leases at higher rates and stagger the expiration schedule.

      Business Plaza: As anticipated we lost a tenant whose lease for 11% of this Ft. Lauderdale property expired. Additionally, two other tenants vacated when their leases expired, two tenants who were poor credit risks left, and one tenant renewed for less space. Thus, even though we signed five new tenants and renewed four others, occupancy declined significantly.

      AMCC: The single tenant at this San Diego property continues to evaluate its future space needs. During the year, they discussed options for revising the lease and extending the expiration date beyond 1997. However, it now appears unlikely that we will be able to reach a mutually satisfactory agreement. Thus, we are analyzing whether your interests will best be served by selling or re-leasing the property.

      Bonnie Lane: The lease with a tenant representing 23% of this suburban Chicago property was renewed. In return for a seven-year extension, the Fund agreed to install sprinklers in the building, and that process is underway. Additionally, two new leases for 19% of the property were signed. However, due to the loss of one financially troubled tenant upon its lease expiration, occupancy declined slightly.

      Glenn Avenue: This other suburban Chicago industrial property remained 100% leased through the year. Leases representing almost three quarters of the space will expire in 1996, so our focus will be on renewals as the year progresses.

      Regal Row: Leases covering 47% of this Dallas industrial project were signed during 1995, bringing the leased status up by eight percentage points. Rental rates on these leases were up modestly over the prior year's levels.

      South Point: One short-term expansion, two new, and four renewal leases for 19% of this Tempe, Arizona, shopping center more than offset the loss of one tenant who did not renew. We continue to be optimistic about our negotiations with a prospective tenant who would represent over 30% of the center. To improve our negotiating position, we have received some zoning variances but are still working with the city and potential tenant to reach a mutually satisfactory agreement. If we are successful, the lease could be signed during the next two to three months. The tenant, however, would not begin paying rent until around the last quarter of 1996. Moreover, significant tenant improvement costs would be incurred.

      Tierrasanta: Although we lost one financially troubled tenant during the year, we were able to re-lease its space, bringing the leased status to 100% by year-end. In total, three new leases for 31,000 square feet and one renewal/expansion were signed at this San Diego property. One lease with a tenant who occupies 38% of the space expires in 1996, and we are actively working with this tenant on renewal terms. It is too early to predict an outcome of the negotiations.

      Fairchild Corporate Center: The leased status declined at this Orange County, California, office property primarily due to the loss on the last day of the year of a tenant representing 9% of the space. Additionally, over the course of the year, two tenants who leased a total of 6% of the property left for financial reasons and three other tenants vacated upon their lease expirations. On the positive side, we completed the first phase of renovating the two buildings, renamed the property, and overall activity has picked up. Three new tenants were signed for 16% of the site, and six existing tenants renewed and/or expanded for another 8% of the property.

Disposition Highlights

In June 1995, the Fund completed its second disposition when Sullyfield Circle was sold for a contract price of $2,775,000 before closing costs of $153,000.

      Additionally, we have sold Regal Row, the industrial property in Dallas, Texas, which we began marketing during the second quarter. Gross proceeds were approximately $3.5 million; we will give you more information in next quarter's report.

Outlook

As expected, 1995 was a turning point for the Fund. All of the markets in which our properties compete improved, Sullyfield Circle was sold, and operating cash flow at the existing properties rose. Looking at 1996, we have several prospects for some of the larger vacant spaces. As a result, we are optimistic that both market rental rates and occupancy will continue to creep upward and be reflected ultimately in stronger operating results for the Fund in 1996.

LaSalle Advisors
February 15, 1996

REAL ESTATE HOLDINGS
December 31, 1995
(In thousands)
                                              Accumu-   Valu-
                           Date               lated     ation     Current
Property   Type and        Ac-      Total     Depre-    Allow-    Carrying
Name       Location        quired   Cost*     ciation   ances     Amount
________   ________        ______   ______    _______   _______   ______
Atlantic   Industrial      10/86    $5,405   $(1,837)       $0   $3,568
           Gwinnett Co.,
           Georgia
Coronado   Industrial      11/86     4,424      (909)        0    3,515
           Anaheim,
           California
Oakbrook
Corners    Business Park   11/86     9,545    (3,349)        0    6,196
           Gwinnett Co.,
           Georgia
Baseline   Business Park   12/86     7,461    (2,630)        0    4,831
           Tempe, Arizona
Business
Plaza      Office          12/86     7,155    (3,357)        0    3,798
           Ft. Lauderdale,
           Florida
AMCC       R&D/Office       9/87    11,284    (2,622)        0    8,662
           San Diego,
           California
Bonnie
Lane       Industrial      11/87     4,136      (846)        0    3,290
           Elk Grove,
           Illinois
Glenn
Avenue     Industrial      11/87     2,903      (601)        0    2,302
           Wheeling,
           Illinois
South
Point      Retail           4/88     2,208      (842)        0    1,366
           Tempe, Arizona
Tierra-
santa      Business Park    4/88     3,451      (857)        0    2,594
           San Diego,
           California
Fairchild
Corporate  Office           5/88     1,742      (199)        0    1,543
Center     Irvine,
           California
                                   _______    _______  _______  _______
                                   $59,714  $(18,049)       $0  $41,665
                                   _______    _______  _______
                                   _______    _______  _______
Held for Sale
Regal Row  Industrial      12/87    $6,913   $(1,421) $(1,992)    3,500
           Dallas, Texas           _______    _______  _______  _______
                                   _______    _______  _______

                                                                $45,165
                                                                _______
                                                                _______

*Includes original purchase price, subsequent improvements, and, in the case of Baseline, Business Plaza, South Point, Tierrasanta, and Fairchild Corporate Center, reductions for permanent impairments.

CONSOLIDATED BALANCE SHEETS
(In thousands)

                                          December 31,   December 31,
                                              1995           1994
                                          ____________   ____________
Assets
Real Estate Property Investments
   Land. . . . . . . . . . . . . . . . . .  $   14,544    $    14,544
   Buildings and Improvements. . . . . . .      45,170         45,130
                                              ________       ________
                                                59,714         59,674
  Less:  Accumulated Depreciation
  and Amortization . . . . . . . . . . . .     (18,049)       (17,260)
                                              ________       ________
                                                41,665         42,414
   Properties Held for Sale. . . . . . . .       3,500          5,953
                                              ________       ________
                                                45,165         48,367

Cash and Cash Equivalents. . . . . . . . .       4,782          4,819
Accounts Receivable
(less allowances of $165 and $327) . . . .         172            249
Other Assets . . . . . . . . . . . . . . .         410            335
                                              ________       ________
                                            $   50,529    $    53,770
                                              ________       ________
                                              ________       ________

Liabilities and Partners' Capital
Security Deposits and Prepaid Rents. . . .  $      493    $       522
Accrued Real Estate Taxes. . . . . . . . .         502            432
Accounts Payable and Other
Accrued Expenses . . . . . . . . . . . . .         433            279
                                              ________       ________
Total Liabilities. . . . . . . . . . . . .       1,428          1,233
Partners' Capital. . . . . . . . . . . . .      49,101         52,537
                                              ________       ________
                                            $   50,529    $    53,770
                                              ________       ________
                                              ________       ________

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per-unit amounts)
                                          Years Ended December 31,
                                       1995         1994        1993
                                      _______      _______     _______
Revenues
Rental Income. . . . . . . . . . .    $  6,717    $  6,834    $  6,647
Interest Income. . . . . . . . . .         247         149          81
                                       _______     _______     _______
                                         6,964       6,983       6,728
                                       _______     _______     _______
Expenses
Property Operating Expenses. . . .       1,103       1,399       1,570
Real Estate Taxes. . . . . . . . .         991         877         994
Depreciation and
Amortization . . . . . . . . . . .       2,362       2,979       2,327
Decline (Recovery) of
Property Values. . . . . . . . . .        (682)       (860)      9,515
Management Fee to
General Partner. . . . . . . . . .         346         269         168
Partnership Management
Expenses . . . . . . . . . . . . .         452         457         484
                                       _______     _______     _______
                                         4,572       5,121      15,058
                                       _______     _______     _______
Net Income (Loss) from
Operations before
   Real Estate Sold. . . . . . . .       2,392       1,862      (8,330)
Gain on Real Estate Sold . . . . .           -           -         188
                                       _______     _______     _______
Net Income (Loss). . . . . . . . .    $  2,392    $  1,862    $ (8,142)
                                       _______     _______     _______
                                       _______     _______     _______
Activity per Limited Partnership
Unit
Net Income (Loss). . . . . . . . .    $  28.16    $  21.92    $ (95.84)
                                       _______     _______     _______
                                       _______     _______     _______
Cash Distributions Declared
  from Operations. . . . . . . . .    $  37.68    $  35.50    $  20.00
  from Sale Proceeds . . . . . . .       40.79           -       12.00
                                       _______     _______     _______
Total Distributions
Declared . . . . . . . . . . . . .    $  78.47    $  35.50    $  32.00
                                       _______     _______     _______
                                       _______     _______     _______
Units Outstanding. . . . . . . . .      84,099      84,099      84,101
                                       _______     _______     _______
                                       _______     _______     _______

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(In thousands)

                                      General      Limited
                                      Partner     Partners      Total
                                     ________     ________    ________

Balance, December 31, 1992 . . . .    $   (163)   $ 64,153    $ 63,990
Net Loss . . . . . . . . . . . . .         (81)     (8,061)     (8,142)
Cash Distributions . . . . . . . .         (17)     (2,691)     (2,708)
                                       _______     _______     _______
Balance, December 31, 1993 . . . .        (261)     53,401      53,140
Net Income . . . . . . . . . . . .          19       1,843       1,862
Redemption of Units. . . . . . . .           -          (1)         (1)
Cash Distributions . . . . . . . .         (25)     (2,439)     (2,464)
                                       _______     _______     _______
Balance, December 31, 1994 . . . .        (267)     52,804      52,537
Net Income . . . . . . . . . . . .          24       2,368       2,392
Cash Distributions . . . . . . . .         (32)     (5,796)     (5,828)
                                       _______     _______     _______
Balance, December 31, 1995 . . . .    $   (275)   $ 49,376    $ 49,101
                                       _______     _______     _______
                                       _______     _______     _______

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                          Years Ended December 31,
                                       1995         1994        1993
                                      _______      _______     _______

Cash Flows from Operating Activities
Net Income (Loss). . . . . . . . .    $  2,392    $  1,862    $ (8,142)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided by
Operating Activities
  Depreciation and
  Amortization . . . . . . . . . .       2,362       2,979       2,327
  Decline (Recovery) of
  Property Values. . . . . . . . .        (682)       (860)      9,515
   Gain on Real Estate Sold. . . .           -           -        (188)
   Other Changes in Assets
  and Liabilities. . . . . . . . .          59         104         165
                                       _______     _______     _______
Net Cash Provided by
Operating Activities . . . . . . .       4,131       3,877       3,677
                                       _______     _______     _______

Cash Flows from Investing Activities
Proceeds from
Property Disposition . . . . . . .       2,622           -       1,818
Investments in Real Estate . . . .        (962)       (805)     (1,469)
                                       _______     _______     _______
Net Cash Provided by (Used in)
Investing Activities . . . . . . .       1,660        (805)        349
                                       _______     _______     _______
Cash Flows from Financing Activities
Cash Distributions . . . . . . . .      (5,828)     (2,464)     (2,708)
Redemption of Units. . . . . . . .           -          (1)          -
                                       _______     _______     _______
Net Cash Used in
Financing Activities . . . . . . .      (5,828)     (2,465)     (2,708)
                                       _______     _______     _______

Cash and Cash Equivalents
Net Increase (Decrease)
during Year. . . . . . . . . . . .         (37)        607       1,318
At Beginning of Year . . . . . . .       4,819       4,212       2,894
                                       _______     _______     _______
At End of Year . . . . . . . . . .    $  4,782    $  4,819    $  4,212
                                       _______     _______     _______
                                       _______     _______     _______

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership (the "Partnership"), was formed on January 7, 1986, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating, and disposing of existing income-producing commercial and industrial real estate properties. T. Rowe Price Realty Income Fund II Management, Inc., is the sole General Partner. The initial offering resulted in the sale of 84,144 limited partnership units at $1,000 per unit.

      In accordance with provisions of the partnership agreement, income from operations is allocated and related cash distributions are generally paid to the General and Limited Partners at the rates of 1% and 99%, respectively. Sale or refinancing proceeds are generally allocated first to the Limited Partners in an amount equal to their capital contributions, next to the Limited Partners to provide specified returns on their adjusted capital contributions, next 3% to the General Partner, with any remaining proceeds allocated 85% to the Limited Partners and 15% to the General Partner. Gain on property sold is generally allocated first between the General Partner and Limited Partners in an amount equal to the depreciation previously allocated from the property and then in the same ratio as the distribution of sale proceeds. Cash distributions, if any, are made quarterly based upon cash available for distribution, as defined in the partnership agreement. Cash available for distribution will fluctuate as changes in cash flows and adequacy of cash balances warrant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership's financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates and assumptions by the General Partner. Certain 1993 and 1994 amounts have been reclassified to conform with the 1995 presentation.

      The accompanying consolidated financial statements include the accounts of the Partnership and its pro-rata share of the accounts of T. Rowe Price-Pacific (AMCC), a California limited partnership, South Point Partners, Tierrasanta 234, and Fairchild 234, which are California general partnerships, in which the Partnership has 90%, 50%, 30%, and 24% interests, respectively. The other partners in these ventures, except for T. Rowe Price-Pacific, are affiliates of the Partnership. All intercompany accounts and transactions have been eliminated in consolidation.

      Depreciation is calculated primarily on the straight-line method over the estimated useful lives of buildings and improvements, which range from five to 40 years. Lease commissions and tenant improvements are capitalized and amortized over the life of the lease using the straight-line method.

      Cash equivalents consist of money market mutual funds, the cost of which approximates fair value.

      The Partnership uses the allowance method of accounting for doubtful accounts. Provisions for (recoveries of) uncollectible tenant receivables in the amounts of ($101,000), $162,000, and $144,000 were recorded in 1995, 1994, and 1993, respectively. Bad debt expense is included in Property Operating Expenses.

      The Partnership will review its real estate property investments for impairment whenever events or changes in circumstances indicate that the property carrying amounts may not be recoverable. Such a review results in the Partnership recording a provision for impairment of the carrying value of its real estate property investments whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The General Partner believes that the estimates and assumptions used in evaluating the carrying value of the Partnership's properties are appropriate; however, changes in market conditions and circumstances could occur in the near term which would cause these estimates to change.

      Rental income is recognized by the Partnership on a straight-line basis over the term of each lease. Rental income accrued, but not yet billed, is included in Other Assets and aggregates $300,000 and $287,000 at December 31, 1995 and 1994, respectively.

      Under provisions of the Internal Revenue Code and applicable state taxation codes, partnerships are generally not subject to income taxes; therefore, no provision has been made for such taxes in the accompanying consolidated financial statements.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES AND OTHER ENTITIES

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned partnership management fees of $346,000, $269,000, and $168,000 in 1995, 1994, and 1993,
respectively. In addition, the General Partner's share of cash available for distribution from operations, as discussed in Note 1, totaled $31,000, $28,000, and $17,000 in 1995, 1994, and 1993, respectively.

      In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $107,000, $108,000, and $117,000 for communications and administrative services performed on behalf of the Partnership during 1995, 1994, and 1993, respectively.

      An affiliate of the General Partner earned a normal and customary fee of $20,000, $16,000, and $12,000 from the money market mutual funds in which the Partnership made its interim cash investments during 1995, 1994, and 1993, respectively.

      LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting, and other related services to the Partnership. LaSalle's reimbursement for such expenses during each of the last three years totaled $150,000.

      An affiliate of LaSalle earned $121,000, $125,000, and $122,000 in 1995, 1994, and 1993, respectively, as property manager for several of the Partnership's properties.

NOTE 4 - FAIRCHILD CORPORATE CENTER

Fairchild Corporate Center, formerly known as Brinderson Plaza, was acquired outright on February 1, 1994 by a corporation, the stockholders of which are the Partnership and certain other affiliated partnerships. The previously established valuation allowance for this property was reduced $4,000 and the remaining allowance of $698,000 (including $90,000 arising in 1993) was reclassified as a reduction in the carrying value of the property. Prior to February 1, 1994, the Partnership's underlying investment in Fairchild, in the form of a mortgage loan and minority equity interest, was accounted for as an in-substance foreclosed property in the Partnership's financial statements.

NOTE 5 - PROPERTY VALUATIONS AND DISPOSITIONS

During the first quarter of 1993, the Partnership sold the smaller of the two buildings at the Coronado Industrial property and received net proceeds of $1,818,000. The net book value of this property at the time of disposition was $1,630,000.

      On June 29, 1995, the Partnership sold Sullyfield Circle and received net proceeds of $2,622,000. Because the carrying value of this property had been written down to approximate its market value, no gain or loss was recognized on this property disposition.

      The General Partner has an agreement to sell Regal Row, the carrying amount of which is classified as held for sale in the accompanying balance sheets. If there is a successful conclusion to the due diligence process undertaken by the prospective buyer, the transaction could close in early 1996. The carrying value of this property at December 31, 1995 is $3,500,000, which approximates the estimated net proceeds from the pending disposition.

      Because properties held for sale also continue operating until the time of sale, the Partnership has historically continued to recognize depreciation expense. Reductions in valuation allowances in 1995 and 1994 have arisen, in large part, because of the depreciation expense recognized on the properties held for sale. Results of operations for the Coronado building, Sullyfield Circle and Regal Row are included in the accompanying financial statements for the past three years as summarized below:

                                  1995        1994        1993
                                ________    ________   __________
Recovery (Decline) of
  Property Values. . . . . .    $234,000     $823,000  $(4,068,000)
Other Components of
  Operating Income . . . . .     170,000     158,000       238,000
                                ________    ________    __________
Results of (Loss from)
  Operations . . . . . . . .    $404,000     $981,000  $(3,830,000)
                                ________    ________    __________
                                ________    ________    __________

      Based upon a review of current market conditions, estimated holding period, and future performance expectations of each property, the General Partner has determined that the net carrying value of other operating properties may not be fully recoverable from future operations and disposition. Charges recognized for impairments of property carrying values were $550,000 for Tierrasanta in 1994 and $793,000 for Baseline in 1993.

      Because the Business Plaza and South Point properties were not being actively marketed for sale, the carrying values of these properties were assessed and, accordingly, valuation allowances totalling $3,533,000 at December 31, 1995 were reclassified as permanent impairments of the properties' carrying values. Valuation allowances (recoveries) for these properties were ($448,000) in 1995, ($583,000) in 1994 and $4,564,000 in 1993.

      On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which changes the Partnership's current method of accounting for its real estate property investments when circumstances indicate that the carrying amount of a property may not be recoverable. Measurement of an impairment loss on an operating property will now be based on the estimated fair value of the property rather than the sum of expected future cash flows. Properties held for sale will continue to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. In addition, properties held for sale will no longer be depreciated. No adjustment of the carrying values of the Partnership's real estate property investments was required at January 1, 1996 as a result of adopting SFAS No. 121.

NOTE 6 - LEASES

Future minimum rentals to be received by the Partnership under noncancelable operating leases in effect as of December 31, 1995, are:

                Fiscal Year        (in thousands)
                __________

                   1996               $  4,325
                   1997                  3,136
                   1998                  1,629
                   1999                    957
                   2000                    539
                Thereafter               1,163
                                       _______
                  Total               $ 11,749
                                       _______
                                       _______

NOTE 7 - RECONCILIATION OF FINANCIAL STATEMENT TO TAXABLE INCOME

As described in Note 2, the Partnership has not provided for an income tax liability; however, certain timing differences exist between amounts reported for financial reporting and federal income tax purposes. These differences are summarized below for years ended December 31:

                                   1995         1994          1993
                                 ________     ________      ________
                                           (in thousands)

Book net income (loss) . . . . .  $  2,392     $  1,862     $  (8,142)
Allowances for:
  Uncollectible accounts
    receivable . . . . . . . . .      (161)         182            36
  Property valuations. . . . . .     (682)         (860)        9,515
Normalized and
   prepaid rents . . . . . . . .       (81)       (182)            15
Interest income. . . . . . . . .       301          302           247
Depreciation . . . . . . . . . .        18          609           (58)
Accrued expenses . . . . . . . .       (11)          (8)           14
Loss on property sale. . . . . .    (2,111)           -             -
Difference in recognition
  of net income of
  properties held
  through investment
  partnerships . . . . . . . . .       (50)           -           (27)
                                  ________     ________      ________
Taxable income (loss). . . . . .  $   (385)    $  1,905     $   1,600
                                  ________     ________      ________
                                  ________     ________      ________

NOTE 8 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $21.05 per unit to Limited Partners of the Partnership as of the close of business on December 31, 1995. The distribution totals $1,780,000 and represents $11.43 per unit of cash available for distribution from operations for the period October 1, 1995 through December 31, 1995 and $9.62 per unit from previously retained proceeds from the sale of the smaller of the two buildings at the Coronado Industrial property. The Limited Partners will receive $1,770,000, and the General Partner will receive $10,000.

INDEPENDENT AUDITORS' REPORT

To the Partners
T. Rowe Price Realty Income Fund II,
America's Sales-Commission-Free Real Estate Limited Partnership:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

      KPMG Peat Marwick LLP

Chicago, Illinois
January 19, 1996