Form 10-Q
period 1996-03-31
PRICE T ROWE REALTY INCOME FUND II
filed 1996-05-15
CIK 787493

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996


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

          PART I - FINANCIAL INFORMATION

          Item 1.Financial Statements

                 The financial statements of T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership ("Partnership") are set forth in Exhibit 19 hereto, which statements are incorporated by reference herein.

          Item  2.Management's   Discussion  and   Analysis  of   Financial
          Condition and Results of Operations.

          Liquidity and Capital Resources and Results of Operations

                 The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on pages 1-3 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

          PART II - OTHER INFORMATION

          Item 6.Exhibits and Reports on Form 8-K:

                 (a)Exhibits.

                    19 - Quarterly Report Furnished to Security-Holders, including Financial Statements of the Partnership.

                    27  -  Finaical Data Schedule

          All other items are omitted because they are not applicable or the answers are none.

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

                                   T. ROWE PRICE REALTY INCOME FUND II,
                                   AMERICA'S SALES-COMMISSION-FREE
                                   REAL ESTATE LIMITED PARTNERSHIP

                                   By:  T. Rowe Price Realty Income Fund II

                                        Management, Inc., General Partner



          Date:  May 15, 1996           By:  /s/ Kenneth J. Rutherford
                                             Kenneth J. Rutherford
                                             Assistant Vice President


          Date:  May 15, 1996           By:  /s/ Joseph P. Croteau
                                             Joseph P. Croteau
                                             Principal Financial Officer
                                             and Controller of
                                             the Partnership





































          The Quarterly Report to Limited Partners for the Quarter ended March 31, 1996 should be inserted here.


QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1996

FELLOW PARTNERS:

We have changed the format of our reports in an effort to improve the information given to you and reduce the complexity of the message. A major addition is the table below where you will find the period-end as well as the average leased status and the contribution to net income from each property in the portfolio. The leased status will probably fluctuate during any given period, so we feel the average number will be a better performance indicator. By showing the contribution to net income by property along with the total square footage and average leased status, we also believe you will gain a better perspective on the relationship among the holdings.

     In the future, if any properties are earmarked for sale, they will be broken out so that you will have an idea of the effect the absence of these properties may have on future income. We are also showing the effect on net income of properties sold in the periods under review.



Real Estate Investments (Dollars in thousands)
________________________________________________________________________________
                                                 Average        Contribution
                              Leased Status   Leased Status     to Net Income
                              ________________________________________________
                        Gross                 Three Months      Three Months
Property              Leasable  March 31,    Ended March 31,   Ended March 31,
Name               Area (Sq. Ft.)  1996      1995      1996     1995    1996
________________    ____________ ______      _____     _____    _____   _____
Atlantic               187,800      92%       99%       92%    $  81   $  63
Coronado                95,700     100       100       100        48      52
Oakbrook Corners       123,900      83        70        61       (21)    (34)
Baseline               100,200      88        89        91        21      37
 Business Plaza         66,300      71        89        72       116      17
AMCC                   100,000     100       100       100       229     234
Bonnie Lane            119,600      89        77        89        96      49
Glenn Avenue            82,000     100       100       100        34      34
South Point Plaza       49,200      93        61        61        23       1
Tierrasanta            104,200     100        77       100        23      36
Fairchild              104,800      70        84        70        24       0
                     _________  ______    ______    ______    ______  ______
                     1,133,700      90        87        86       674     489
Properties Sold              -       -         -         -       (94)    162
Fund Expenses Less
 Interest Income             -       -         -         -       (63)    (42)
                      ________  ______    ______    ______    ______  ______
Total                1,133,700      90%       87%       86%     $517    $609


Results of Operations

In reviewing the 1996 first quarter compared to last year, property sales stand out as the reason for the increase in net income. Sullyfield, sold in June 1995, and Regal Row, sold in February of this year, accounted for $256,000 of the improvement over last year. The recovery in the value of Regal Row in connection with its sale this year, of course, favorably affected results. In addition, the loss of rental income from both properties was more than offset by the corresponding drop in their expenses, including the write-down in value for Sullyfield last year.

     As the table indicates, income from the remaining properties was down from the prior-year period. Four properties were 100% leased, three had higher average leased rates, but the lower average leased status at the other properties, primarily at Business Plaza and Fairchild Corporate Center, resulted in an overall revenue decline. Expenses were up at the property level for those owned throughout the past 12 months, attributable mainly to depreciation at South Point and the Business Plaza. Bad debt expense was substantially lower in 1995 because of large past due rents collected, primarily at Bonnie Lane. Also, in the past when a property was being held for sale, its depreciation expense was offset by a recovery in value in order to keep the property at its estimated realizable value. South Point and the Business Plaza were being held for sale in 1995, but neither is currently a candidate for sale. As a result, their depreciation this year was not offset by a recovery in value.

     The increase in the Fund's cash position during the first quarter is related to receipt of the proceeds from the Regal Row sale. As will be discussed later, this money will be distributed to partners this month.

     Looking at first quarter activity in the portfolio, there were noteworthy events at several properties. First, at Oakbrook Corners, we were disappointed at the loss of two prospects we considered good tenant candidates. However, we were very pleased to attract a financially strong international company as a tenant for 22% of Oakbrook's space. With this addition plus the fact that no leases are scheduled to expire over the remainder of the year, we are optimistic about the potential improvement in this property's operations. There was a similar experience at South Point Plaza where a lease covering 35% of the property was signed with a retailer of western wear. The March 31, 1996, leased status in the Real Estate Investments table includes the new tenant, but rental revenues will not be reflected until the lease becomes effective in August. Depreciation and amortization expense resulting from tenant improvements and leasing commissions will also rise.

     A number of leasing challenges are also on the horizon. Negotiations are continuing with the tenant which occupies 46% of Atlantic's and 8% of the total portfolio's space. If we are successful in retaining this tenant, we will consider the possibility of targeting Atlantic for sale over the near term.

     We had to terminate the leases of two tenants at Business Plaza because of credit problems, and another tenant did not renew when its lease expired, so the leased status dropped by over 10 percentage points. Leases for another 10% of the space expire by year-end. At Glenn Avenue, 73% of the space is covered by leases which expire over the remainder of the year. The market is healthy, so we anticipate new and renewal leasing at this industrial property will remain positive. We were unsuccessful in our effort to renew the tenant who occupies 38% of Tierrasanta and 4% of the portfolio's total space and are now actively marketing this space. This lease expires on August 31 of this year.

     We have been discussing renewal with the single tenant at AMCC for some time now, and it is our current feeling that they will vacate when their lease expires in 1997. Whether the tenant decides to stay or we find a new one, rents would undoubtedly be lower than under the current lease. In addition, a new or renewal lease would involve substantial costs for tenant improvements. Based on the dearth of buildings in the market with more than 50,000 square feet and increased build-to-suit construction, we have been evaluating whether to try to sell or re-lease AMCC. This is an important issue since AMCC currently accounts for more than a third of the Fund's net income. Our plan will be reviewed with you in upcoming reports.

     Interest in Fairchild and its submarket is positive, and we have just recently had several unsolicited offers to buy the property. The terms are under review now, and we will update you on our progress in the June report.

Cash Distributions

As we advised you in the annual report, the $6.50 per unit we plan to pay in 1996 is lower than the prior quarterly rate for several reasons. First, there are two less properties contributing to operations this year. Second, the outcome of the AMCC lease and what that property will contribute to operations is still uncertain. Cash from operations in the first quarter was enough for us to pay the planned $6.50 per unit and still set money aside for future needs. As the year progresses, we will reevaluate the quarterly distribution rate and report if any changes are appropriate.

     In addition to that payment, 100% of the proceeds of the Regal Row sale are being distributed to you. This industrial property in Dallas, Texas, was sold for $3.8 million before closing costs of $180,000. The $42.95 per unit representing each partner's share of this amount will be included with the check for the distribution from operations which will be mailed to you on May 15.

Outlook

Most of the markets where your properties compete are improving, with the most notable changes in California where new and expanding industries continue to replace the downsizing in the defense area. Whenever a market is nearing its peak in terms of rising occupancy and rental rates, particularly as evidenced by new construction, property sales may be warranted. As mentioned earlier, we are looking carefully at events involving Atlantic and its submarket and have had offers on Fairchild. Several other industrial locations are being monitored carefully, such as Oakbrook Corners in suburban Atlanta.

     Sincerely,




     James S. Riepe
     Chairman

May 13, 1996

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)


                                    March 31,    December 31,
                                      1996           1995
                                   ___________   ____________

Assets
Real Estate Property Investments
  Land . . . . . . . . . . . . . .  $  14,544      $ 14,544
  Buildings and Improvements . . .     45,348        45,170
                                     ________      ________
                                       59,892        59,714
  Less:  Accumulated Depreciation
     and Amortization. . . . . . .    (18,519)      (18,049)
                                     ________      ________
                                       41,373        41,665
  Properties Held for Sale . . . .          -         3,500
                                     ________      ________
                                       41,373        45,165
Cash and Cash Equivalents. . . . .      7,125         4,782
Accounts Receivable
 (less allowances of $75 and $165)        181           172
Other Assets . . . . . . . . . . .        369           410
                                     ________      ________
                                    $  49,048      $ 50,529
                                     ________      ________
                                     ________      ________

Liabilities and Partners' Capital
Security Deposits and Prepaid Rents $     414      $    493
Accrued Real Estate Taxes. . . . .        385           502
Accounts Payable and
 Other Accrued Expenses. . . . . .        319           433
                                     ________      ________
Total Liabilities. . . . . . . . .      1,118         1,428
Partners' Capital. . . . . . . . .     47,930        49,101
                                     ________      ________
                                    $  49,048      $ 50,529
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-unit amounts)

                                       Three Months Ended
                                           March 31,
                                      1996           1995
                                    ________       _________

Revenues
Rental Income. . . . . . . . . . .  $   1,545      $  1,715
Interest Income. . . . . . . . . .         78            54
                                     ________      ________
                                        1,623         1,769
                                     ________      ________
Expenses
Property Operating Expenses. . . .        267           174
Real Estate Taxes. . . . . . . . .        218           234
Depreciation and Amortization. . .        470           590
Decline (Recovery) of Property Values    (112)           38
Management Fee to General Partner.         55           103
Partnership Management Expenses. .        116           113
                                     ________      ________
                                        1,014         1,252
                                     ________      ________
Net Income . . . . . . . . . . . .        609           517
                                     ________      ________
                                     ________      ________

Activity per Limited Partnership Unit
Net Income . . . . . . . . . . . .  $    7.17      $   6.09
                                     ________      ________
                                     ________      ________
Cash Distributions Declared
  from Operations. . . . . . . . .  $    6.50      $   8.75
  from Sale Proceeds . . . . . . .      42.95             -
                                     ________      ________
Total Distributions Declared . . .  $   49.45      $   8.75
                                     ________      ________
                                     ________      ________
Units Outstanding. . . . . . . . .     84,099        84,099
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Unaudited
(In thousands)

                                General   Limited
                                Partner  Partners    Total
                               ________  ________  ________

Balance,
 December 31, 1995 . . . . . .  $ (275)   $49,376    $49,101
Net Income . . . . . . . . . .       6       603       609
Cash Distributions . . . . . .    (10)   (1,770)   (1,780)
                                ________________  ________
Balance, March 31, 1996. . . .  $ (279)   $48,209    $47,930
                                ________  ________   ________
                                ________  ________   ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                       Three Months Ended
                                           March 31,
                                      1996           1995
                                   ___________    ___________

Cash Flows from Operating Activities
Net Income . . . . . . . . . . . .  $     609      $    517
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating Activities
  Depreciation and Amortization. .        470           590
  Decline (Recovery) of
    Property Values. . . . . . . .       (112)           38
  Other Changes in Assets
    and Liabilities. . . . . . . .       (278)         (149)
                                     ________      ________
Net Cash Provided by
 Operating Activities. . . . . . .        689           996
                                     ________      ________
Cash Flows from Investing Activities
Proceeds from Property Disposition      3,612             -
Investments in Real Estate . . . .       (178)         (136)
                                     ________      ________
Net Cash Provided by (Used in)
 Investing Activities. . . . . . .      3,434          (136)
                                     ________      ________
Cash Flows Used in Financing Activities
Cash Distributions . . . . . . . .     (1,780)         (977)
                                     ________      ________
Cash and Cash Equivalents
Net Increase (Decrease) during Period   2,343          (117)
At Beginning of Year . . . . . . .      4,782         4,819
                                     ________      ________
At End of Period . . . . . . . . .  $   7,125      $  4,702
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The unaudited interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

     The unaudited interim financial information contained in the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1995 Annual Report to Partners.

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned a partnership management fee of $55,000 during the first three months of 1996. In addition, the General Partner's share of cash available for distribution from operations totaled $5,000 for the first three months of 1996.

     In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $25,000 for communications and administrative services performed on behalf of the Partnership during the first three months of 1996.

     An affiliate of the General Partner earned a normal and customary fee of $4,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first three months of 1996.

     LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first three months of 1996 totaled $38,000.

     An affiliate of LaSalle earned $29,000 in the first quarter of 1996 as property manager for several of the Partnership's properties.

NOTE 2 - PROPERTY SALE

On February 14, 1996, the Partnership sold Regal Row and received net proceeds of $3,612,000. The net book value of this property at the date of disposition was also $3,612,000, after accumulated depreciation expense and previously recorded property valuation allowances. Therefore, no gain or loss was recognized on the property sale. The Partnership recognized a $112,000 valuation recovery in the first quarter of 1996 prior to the disposition of this property.

NOTE 3 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $49.45 per unit to Limited Partners of the Partnership as of the close of business on March 31, 1996. The distribution totals $4,164,000 and represents $6.50 per unit from operations and $42.95 per unit from Regal Row sale proceeds. The Limited Partners will receive $4,159,000, and the General Partner will receive $5,000.