Form 10-Q
period 1996-06-30
PRICE T ROWE REALTY INCOME FUND II
filed 1996-08-15
CIK 787493

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996


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

                 The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on pages 1-5 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

          PART II - OTHER INFORMATION

          Item 5.  Other Information

                 The Partnership owns a 24% interest in a general partnership, Fairchild 234, the other general partners of which are certain other affiliated partnerships. Fairchild 234 owns a note secured by a deed of trust on Fairchild Corporate Center, located in Irvine, California. This property was acquired outright in February, 1994 by a corporation, the stockholders of which are the partners of Fairchild 234. Prior to February, 1994, the Partnership s investment in the property was accounted for as an in-substance foreclosed property. The property is currently classified as held for sale in the Partnership s balance sheet. The property consists of two three-story office buildings containing approximately 116,490 gross square feet located on approximately 6.3 acres of land.

                 Fairchild 234 has entered into a contract for the sale of its interest in this property for a total sales price of approximately $10 million. The transaction is expected to close by the end of August, 1996. The purchaser, Spieker Properties, L.P. is not an affiliate of the Partnership, its general partners, the Partnership s investment adviser or the Partnership s investment manager.

                 Net book value at the date of sale is expected to be approximately $1.6 million, which represents approximately 3% of the Partnership's assets. Net proceeds to the Partnership are expected to be approximately $2.3 million in cash.

          Item 6.Exhibits and Reports on Form 8-K:

                 (a)Exhibits.

                    19 - Quarterly Report Furnished to Security-Holders, including Financial Statements of the Partnership.

                    27  -  Financial Data Schedule

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

                                   T. ROWE PRICE REALTY INCOME FUND II,
                                   AMERICA'S SALES-COMMISSION-FREE
                                   REAL ESTATE LIMITED PARTNERSHIP

                                   By:  T. Rowe Price Realty Income Fund II
                                        Management, Inc., General Partner



          Date:  August 15, 1996        By:  /s/ Kenneth J. Rutherford
                                             Kenneth J. Rutherford
                                             Assistant Vice President


          Date:  August 15, 1996        By:  /s/ Joseph P. Croteau
                                             Joseph P. Croteau
                                             Principal Financial Officer of
                                             the Partnership and
                                             Controller





































          The Quarterly Report to Limited Partners for the Quarter ended June 30, 1996 should be inserted here.


QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1996

FELLOW PARTNERS:

During the last year or two, a number of limited partners have inquired about the timing of the liquidation of the portfolio's properties. Although three holdings have already been sold, the Fund still owns the 11 properties shown in the table on page 2.

      Until now, we have been unable to adopt a broad-based liquidation plan because real estate market conditions were such that it would have meant selling at what we and LaSalle Advisors, the Fund's investment advisor, viewed as "fire sale" prices.

      However, during our most recent annual review of the strategic plan for the Fund, we concluded that the alignment between (1) the fundamental operating environment and (2) capital flows into real estate is the best it has been for a number of years. And, for reasons we will discuss later, it appears market conditions will continue to improve. As a result, we believe the time is right to begin liquidating the Fund's remaining properties. If the generally favorable environment continues, and barring any significant change in local market conditions, our plan calls for the last property to be sold by the end of 1998. While this is our target date, a variety of factors could cause the timeframe to accelerate or be delayed.

      As has been true in the past, the timing of individual sales within the expected liquidation period will be governed by our assessment of the benefits to our partners of holding versus selling immediately and by the availability of interested buyers. Some properties appear to be candidates for near-term liquidation, while others may take a little longer based on property type and the local market.

      Perhaps some historical perspective will be helpful at this point. In October 1986, the final partners were admitted to the Fund, and the first property, Atlantic in Gwinnett County, Georgia, was acquired. Less than two years later, the Fund made its thirteenth, and final, acquisition - an interest in a loan secured by Fairchild Corporate Center in Irvine, California. We intended to hold properties for no more than seven to 10 years. However, subsequent changes in tax legislation made income-producing real estate unattractive to many previously active lenders and purchasers, such as commercial banks and insurance companies.

Chart 1 - Total Debt and Equity Flows to Real Estate

      As the bar graph above indicates, capital flowing into real estate peaked and then began a freefall in 1988, exacerbating the problem caused by overbuilding in many markets. Then, the recession in 1990-1991 as well as corporate downsizings added to the growing imbalance between supply and demand. The combination of weak demand and negative capital flows had a devastating effect on values in most market sectors and in most geographic areas. Rather than begin liquidating your portfolio at the bottom of the market cycle, we decided to wait until conditions improved. While market conditions did not permit broad scale portfolio liquidation, we were able to take advantage of specific opportunities to sell three holdings - the smaller of the two Coronado buildings in 1993, Sullyfield Circle in 1995, and Regal Row earlier this year. Most of the proceeds from these dispositions have been distributed to the Fund's limited partners.

      Turning back to the more recent environment, we began to see some improvement in numerous local markets and sectors about two years ago. New construction was rather stagnant, occupancy and rental rates appeared to be stabilizing or improving, and returns on real estate investments started to improve. Property values also showed signs of recovery in a number of areas. In addition, money began to flow back into real estate investments in 1993, particularly into Real Estate Investment Trusts (REITS) which, in turn, became active buyers. This strong capital infusion has contributed to a more favorable environment.

NCREIF Total Return

                      1993         1994         1995         95Q2-96Q1
                      _____        _____        _____       __________

All Properties        0.6%         6.9%         8.9%            9.5%

Source:  NCREIF-Classic Index, LaSalle Advisors Investment Research.



Real Estate Investments (Dollars in thousands)
__________________________________________________________________________________________________

                               Leased Status   Average Leased Status     Contribution to Net Income
                               ____________  _________________________   __________________________

                    Gross
Property          Leasable       June 30,    Six Months Ended June 30,    Six Months Ended June 30,
Name           Area (Sq. Ft.)      1996      1995                1996      1995               1996
_____________   ____________     _________ _________           _________ _________          _________

Atlantic            187,844          92%        99%                92%   $   147             $  114
Coronado             95,732         100        100                100         93                 91
Oakbrook
   Corners          123,948          83         70                 65        (23)               (50)
Baseline            100,204          92         89                 91         57                 64
Business
   Plaza             66,342          79         88                 71        203                 34
Bonnie Lane         119,590         100         78                 93        113                101
Glenn Avenue         82,000         100        100                100         86                 81
South Point
   Plaza             50,497          88         65                 58         49                  5
Tierrasanta         104,236         100         76                100         28                 72
                  _________   _________  _________          _________  _________          _________
                    930,393          93         86                 88        753                512
Held for Sale
  AMCC               99,950         100        100                100        462             (1,159)
  Fairchild         104,823          79         80                 73         38                (16)
                  _________   _________  _________          _________  _________          _________
                  1,135,166          92         87                 87      1,253               (663)
Properties Sold           -           -          -                  -        125                144
                  _________   _________  _________          _________  _________          _________
Fund Expenses
   Less Interest
   Income                 -           -          -                  -       (128)              (110)
                  _________   _________  _________          _________  _________          _________
Total             1,135,166         92%        87%                87%     $1,250              $(629)



Results of Operations

      The single tenant at AMCC has notified us, as expected, that it will not renew its lease which expires in September of next year. LaSalle has been weighing the pros and cons of re-leasing versus selling and has now recommended that immediate sale would be preferable based on the current tenant's lease and income stream. LaSalle has selected a broker who will direct the marketing effort toward individual and institutional investors as well as owner/users. AMCC's book value was $1.6 million more than we now estimate can be realized on the sale, so a downward valuation adjustment in that amount was taken in the second quarter. We want to point out that we would have had to make a substantial capital investment for tenant improvements had this lease been renewed, and this would have had a negative effect on AMCC's 1997 operating results and the Fund's cash position.

      Properties sold in 1995 and 1996 had a material effect on rental income and expense comparisons relative to last year. Net income, however, was not affected to any great extent, because the absence of revenues from Sullyfield and Regal Row was almost totally offset by a corresponding lack of expenses, including valuation adjustments, related to those properties.

      Now that liquidations will play an increasing role in the Fund's operating results, we think it is worth mentioning the effect of some accounting requirements involved when a property is put in the "held for sale" category. First, if the estimated sale price is less than the historical carrying value, the latter must be adjusted downward for the difference. Then, further adjustments may be made if, during the marketing process, the property's value is less than estimated when it was placed for sale. If the sales price is more than the historical carrying value, as is the case with Fairchild, no adjustment to increase the carrying value is made. Since depreciation has the effect of reducing book value, a property that is being held for sale is no longer depreciated, because its adjusted carrying value would drop below its estimated sale price.

      Excluding the sold and currently held for sale properties, income from operations was down from last year. Business Plaza had a lower average leased status, and its depreciation this year was not offset by a recovery in value. It does appear, however, that the property and its market are improving. South Point Plaza also suffered from the lack of a recovery in value in the '96 year-to-date period. We are encouraged about this property's prospects on two fronts. First, the tenant who signed a lease for 35% of the center's space will begin paying rent this month. (Some of the positive effect on rental income, however, will be offset by increased depreciation related to significant improvements made for the tenant.) Second, the submarket is improving in terms of rental rates, which could bode well for rents on new and renewal leases at South Point.

      Tierrasanta and Baseline continued to show progress. As the table on page 2 indicates, each experienced greater income from operations relative to the first six months of last year. Leases covering a large amount of space at these sites expire over the remainder of the year, so the improvement in leased status could be temporary. We are making every effort to minimize the effect of the expiration of a lease for 38% of Tierrasanta, but want to caution that LaSalle Advisors anticipates it will take a while to fill this space because the market is somewhat soft. We are optimistic about Baseline because of the strength in its market, and the same is true at Glenn Avenue, which is currently 100% leased but which has 58% of its space under leases which expire by December 1996.

      As we let you know last quarter, we were negotiating with a tenant who occupied 46% of Atlantic (and 100% of one of its three buildings). We are pleased to report that the tenant renewed at a higher rental rate. Leases in the other buildings representing 18% of the total space in the property were renewed, also at rents which are at or above the prior levels.

      A few additional comments on the status of the AMCC property are warranted. While we have put the building up for sale, we have not abandoned the possibility of trying to re-lease it if buyer activity is slow over the next several months. If we were to re-lease it and decided not to actively market it at that time, we would take the property out of the "held for sale" category and would once again begin to depreciate it. We might also have to make further valuation adjustments, either up or down, based on prevailing property and market conditions.

      The Fund's cash position declined by $1.4 million during the first six months of this year compared to a $2.8 million increase last year. The reasons, in order of magnitude, were higher distributions from sales proceeds, lower operating profits, and greater investments in properties.

Cash Distributions

Cash from operations again allowed us to make the planned $6.50 per-unit distribution for the second quarter. As the year progresses, we will reevaluate this amount and report if any changes are appropriate.

Disposition Update

We had received an unsolicited offer for Fairchild Corporate Center when we last communicated with you. A purchase and sale agreement has now been signed, and the sale is expected to close by the end of August. Total net proceeds from the sale are estimated at $9.76 million, and 24% of this amount, representing the Fund's ownership interest, will be distributed to you in November if the deal closes as anticipated. Realty Income Funds III and IV hold the remaining interest in the property.

      Now that we are in the portfolio liquidation phase, some properties may be managed differently than if we were planning to hold them for a longer period. For instance, if a property would require a significant infusion of capital in order to stabilize its occupancy around the 90% to 95% level, LaSalle might make concessions on the sale price and give the new owners the flexibility to make their own changes. We measure our capital expenditures against the potential for an immediate return on our investment. Obviously, the more we put into a property, the more we expect to get out of it.

      One practice which does not change, however, is our close watch on day-to-day expenses. LaSalle will continue to re-bid service contracts, appeal real estate tax increases or seek reassessments, and take whatever other steps it can to pare the costs of operating the properties in order to make them more attractive to potential buyers.

      Another change we have noted in the overall commercial real estate market is that buyers appear to have shortened their investment horizon. Rather than the seven to 10-year holding period we envisioned when building the Fund's portfolio, buyers are now looking at a five-year timeframe. As a result, in negotiating new and renewal leases, LaSalle will try to manage lease terms and expirations to achieve the five-year average cash flows and cap rates currently demanded by the market.

Outlook

A number of factors point to continued improvement for real estate in the near future. Within the market itself, speculative construction remains sparse in most areas, and foreclosure rates are falling. In addition, low unemployment, subdued inflation, favorable interest rates, and increasing returns from real estate relative to stocks and bonds contribute to a more optimistic outlook.

      The return of large institutional investors, especially the REITs, means there is more capital available for real estate investment and, therefore, a market more accommodating to property sales. Of equal importance, the rate of return (or "cap" rate) required by potential buyers tends to decline as investment dollars flow into real estate. The relationship between cap rates and real estate values is like that between interest rates and bond prices - lower rates mean rising values.

      Future reports will update you on our progress toward liquidating the portfolio. The purpose of this discussion is to inform you of the improving conditions we see in the real estate market and to outline our liquidation strategy. We are optimistic that our plan is reasonable and will continue working hard to bring it to fruition. Our focus in selling your holdings is the same as that we employed in acquiring and managing each property - to serve the interests of our partners.

      Sincerely,




      James S. Riepe
      Chairman

August 9, 1996

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

                                                  June 30,   December 31,
                                                    1996         1995
                                                  _________  ____________
Assets
Real Estate Property Investments
  Land . . . . . . . . . . . . . . . . . . . . .  $  11,117    $  14,544
  Buildings and Improvements . . . . . . . . . .     36,064       45,170
                                                   ________     ________
                                                     47,181       59,714
  Less:  Accumulated Depreciation and
     Amortization. . . . . . . . . . . . . . . .    (16,007)    (18,049)
                                                   ________     ________
                                                     31,174       41,665
  Held for Sale. . . . . . . . . . . . . . . . .      8,534        3,500
                                                   ________     ________
                                                     39,708       45,165
Cash and Cash Equivalents. . . . . . . . . . . .      3,400        4,782
Accounts Receivable
  (less allowances of $61 and $165). . . . . . .        160          172
Other Assets . . . . . . . . . . . . . . . . . .        440          410
                                                   ________     ________
                                                  $  43,708    $  50,529
                                                   ________     ________
                                                   ________     ________
Liabilities and Partners' Capital
Security Deposits and Prepaid Rents. . . . . . .  $     416    $     493
Accrued Real Estate Taxes. . . . . . . . . . . .        530          502
Accounts Payable and Other Accrued Expenses. . .        234          433
                                                   ________     ________
Total Liabilities. . . . . . . . . . . . . . . .      1,180        1,428
Partners' Capital. . . . . . . . . . . . . . . .     42,528       49,101
                                                   ________     ________
                                                  $  43,708    $  50,529
                                                   ________     ________
                                                   ________     ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-unit amounts)

                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                    1996         1995     1996       1995
                                  ________     ________ ________   ________
Revenues
Rental Income. . . . . . . . . .  $  1,475   $  1,688   $  3,020   $  3,403
Interest Income. . . . . . . . .        61         58        139        112
                                  ________   ________   ________   ________
                                     1,536      1,746      3,159      3,515
                                  ________   ________   ________   ________
Expenses
Property Operating Expenses. . .       294        282        561        456
Real Estate Taxes. . . . . . . .       195        221        413        455
Depreciation and Amortization. .       484        593        954      1,183
Decline (Recovery) of
  Property Values. . . . . . . .     1,621       (275)     1,509       (237)
Management Fee to
  General Partner. . . . . . . .        54         73        109        176
Partnership Management Expenses.       126        119        242        232
                                  ________   ________   ________   ________
                                     2,774      1,013      3,788      2,265
                                  ________   ________   ________   ________
Net Income (Loss). . . . . . . .  $ (1,238)  $    733   $   (629)  $  1,250
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________

Activity per Limited Partnership Unit
Net Income (Loss). . . . . . . .  $ (14.57)  $   8.63   $  (7.40)  $  14.71
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________
Cash Distributions Declared
  from Operations. . . . . . . .  $   6.50   $   8.75   $  13.00   $  17.50
  from Sale Proceeds . . . . . .         -      31.17      42.95      31.17
                                  ________   ________   ________   ________
Total Distributions Declared . .  $   6.50   $  39.92   $  55.95   $  48.67
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________
Units Outstanding. . . . . . . .    84,099     84,099     84,099     84,099
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Unaudited
(In thousands)

                                  General     Limited
                                  Partner    Partners     Total
                                 ________    ________   ________

Balance, December 31, 1995 . . .  $   (275)  $ 49,376   $ 49,101
Net Loss . . . . . . . . . . . .        (6)      (623)      (629)
Cash Distributions . . . . . . .       (15)    (5,929)    (5,944)
                                 _________  _________  _________
Balance, June 30, 1996 . . . . .  $   (296)  $ 42,824   $ 42,528
                                 _________  _________  _________
                                 _________  _________  _________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                                    Six Months Ended
                                                        June 30,
                                                    1996         1995
                                                  _________    _________
Cash Flows from Operating Activities
Net Income (Loss). . . . . . . . . . . . . . . .  $    (629)   $   1,250
Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization. . . . . . . . .        954        1,183
  Decline (Recovery) of Property Values. . . . .      1,509         (237)
  Other Changes in Assets and Liabilities. . . .       (266)          36
                                                   ________     ________
Net Cash Provided by Operating Activities. . . .      1,568        2,232
                                                   ________     ________
Cash Flows from Investing Activities
Proceeds from Property Dispositions. . . . . . .      3,612        2,622
Investments in Real Estate . . . . . . . . . . .       (618)        (382)
                                                   ________     ________
Net Cash Provided by Investing Activities. . . .      2,994        2,240
                                                   ________     ________
Cash Flows Used in Financing Activities
Cash Distributions . . . . . . . . . . . . . . .     (5,944)      (1,720)
                                                   ________     ________
Cash and Cash Equivalents
Net Increase (Decrease) during Period. . . . . .     (1,382)       2,752
At Beginning of Year . . . . . . . . . . . . . .      4,782        4,819
                                                   ________     ________
At End of Period . . . . . . . . . . . . . . . .  $   3,400    $   7,571
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

      The unaudited interim financial information contained in the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the 1995 Annual Report to Partners.

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned a partnership management fee of $109,000 during the first six months of 1996. In addition, the General Partner's share of cash available for distribution from operations totaled $11,000 for the first six months of 1996.

      In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $57,000 for communications and administrative services performed on behalf of the Partnership during the first six months of 1996.

      An affiliate of the General Partner earned a normal and customary fee of $8,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first six months of 1996.

      LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first six months of 1996 totaled $75,000.

      An affiliate of LaSalle earned $57,000 in the first six months of 1996 as property manager for several of the Partnership's properties.

NOTE 2 - PROPERTY DISPOSITION

On February 14, 1996, the Partnership sold Regal Row and received net proceeds of $3,612,000. The net book value of the property at that date was also $3,612,000, after accumulated depreciation expense and previously recorded property valuation adjustments. Therefore, no gain or loss is reflected in the accompanying financial statements. The Partnership recognized a $112,000 valuation recovery in the first quarter of 1996 prior to the disposition of Regal Row.

NOTE 3 - PROPERTIES HELD FOR SALE

Fairchild 234, a general partnership in which the Partnership holds a 24% interest, holds a note secured by a deed of trust on Fairchild Corporate Center. The other general partners are affiliates of the Partnership. Fairchild 234 has entered into an agreement to sell its interest in Fairchild Corporate Center, and the transaction is anticipated to close in the third quarter, with estimated net proceeds to the Partnership of $2,342,000. The net book value of the Partnership's interest in Fairchild Corporate Center is classified as held for sale in the accompanying balance sheets and was $1,622,000 at June 30, 1996.

      The Partnership began actively marketing AMCC in June 1996 and has classified this property as held for sale in the accompanying June 30, 1996 balance sheet. The Partnership recognized a $1.6 million decline of property value in the second quarter of 1996, to reflect the estimated net realizable value of AMCC.

      Results of operations for these properties, after including the decline in value of AMCC, resulted in a net loss of $1,175,000 for the six months ended June 30, 1996 and net income of $500,000 for the six months ended June 30, 1995.

NOTE 4 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $6.50 per unit to Limited Partners of the Partnership as of the close of business on June 30, 1996. The Limited Partners will receive $546,000, and the General Partner will receive $6,000.

Chart 1 - Total Debt and Equity Flows to Real Estate bar graph titled "Total Debt and Equity Flows to Real Estate" which depicts the net flow of debt and equity in public and private markets, in billions of dollars into and from real estate from the period 1981-1994, and forecasts such flows from 1995-1999. The graph shows a range from ($40) billion to $120 billion.

            Year                          Dollars in Billions

            1981                               $30
            1982                               $40
            1983                               $50
            1984                               $65
            1985                               $80
            1986                               $85
            1987                               $90
            1988                              $101
            1989                               $79
            1990                               $40
            1991                              ($10)
            1992                              ($25)
            1993                               $10
            1994                               $35
            1995                               $55  (forecast)
            1996                               $65  (forecast)
            1997                               $75  (forecast)
            1998                               $77  (forecast)
            1999                               $79  (forecast)

Note:  Includes debt and equity in public and private markets.
Source: Federal Reserve Board, Commercial Mortgage Alert, Capital Markets Report, LaSalle Advisors Investment Research.