Form 10-Q
period 1996-09-30
PRICE T ROWE REALTY INCOME FUND II
filed 1996-11-14
CIK 787493

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996


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

                 The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on pages 1-2 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

          PART II - OTHER INFORMATION

          Item 6.Exhibits and Reports on Form 8-K:

                 (a)Exhibits.

                    19 - Quarterly Report Furnished to Security-Holders, including Financial Statements of the Partnership.

                    27 - Financial Data Schedule

                 (b)Reports on Form 8-K.

                 Report on Form 8-K dated November 8, 1996, filed with the Commission on November 12, 1996, regarding planned quarterly distribution and current estimated unit value.

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

                                   T. ROWE PRICE REALTY INCOME FUND II,
                                   AMERICA'S SALES-COMMISSION-FREE
                                   REAL ESTATE LIMITED PARTNERSHIP

                                   By:  T. Rowe Price Realty Income Fund II
                                        Management, Inc., General Partner



          Date:  November 14, 1996      By:  /s/ Kenneth J. Rutherford
                                             Kenneth J. Rutherford
                                             Vice President


          Date:  November 14, 1996      By:  /s/ Joseph P. Croteau
                                             Joseph P. Croteau
                                             Principal Financial Officer of
                                             the Partnership and
                                             Controller






































          The Quarterly Report to Limited Partners for the Quarter ended September 30, 1996 should be inserted here.


QUARTERLY REPORT
FOR THE PERIOD ENDED
SEPTEMBER 30, 1996

FELLOW PARTNERS:

We are pleased to report that the sale of Fairchild was completed in August and that proceeds of $27.91 per unit will be distributed to you in November. This sale is quite an important indication of the improving California markets, particularly the Irvine area, where the sale produced the greatest price per square foot for this type of property in recent years.
      As we move forward in the process of liquidating the Fund's properties, our primary focus will shift from the production of income to the strategic positioning of the properties to maximize potential sales proceeds.

Results of Operations

Rental income held steady in the quarter ended September 30, 1996, relative to the 1995 period, even though Regal Row, which was sold in mid-February, made no contribution this year and Fairchild was in the portfolio for two months versus the full quarter in 1995. The year-to-date revenue comparison, however, was affected by the absence of rental income from these two properties.
      Net income comparisons for the third quarter and nine months were both influenced by properties sold as well as by those held for sale. For the nine-month period, the decline in AMCC's carrying value was the primary reason net income was down. For the third quarter, the gain on the sale of Fairchild, a higher recovery in property value than was experienced last year, and the absence of depreciation on AMCC and the properties sold were the major contributors to the threefold increase in net income.
      Excluding the sold and held-for-sale properties, Tierrasanta and Baseline had the greatest improvement year-to-date in operating income relative to the comparable 1995 period. It was not enough, however, to offset the drop in income from operations at Business Plaza. In 1995, this property's value was adjusted upward by $243,000, so its contribution last year was only $39,000 if you exclude this change in valuation (see the table on page 1). While the property's average leased status lagged that of the first nine months of 1995, there was a significant improvement in the third quarter of 1996.
      The opposite is true for Tierrasanta where, as we reported last quarter, a tenant who occupied 38% of the total space did not renew upon expiration in August. There is interest in the property and the market is tightening, but we want to caution that the costs associated with re-leasing, including making the buildings more accessible to the physically challenged, may be high. At Baseline, 100% of the leases will expire between now and the end of 1997, and our strategy here will be to find replacement tenants with better credit than those who do not renew while focusing on longer lease terms.
      Even though cash from operating activities has declined this year, the inclusion of sale proceeds resulted in a greater increase in the cash position than in the 1995 period. As discussed below, the Fairchild proceeds are being distributed to you this month.

Cash Distributions

Cash from operations again allowed us to make the planned $6.50 per unit distribution for the third quarter. After the year ends, we will evaluate this amount and, if appropriate, make a change in the fourth quarter distribution.
      An additional $27.91 per unit is being paid to you for the Fund's 24% share of the Fairchild sale proceeds. As you may remember, Realty Income Funds III and IV own the remaining 76% of that property.

Disposition Update

We are actively negotiating a purchase and sales agreement for AMCC and currently hope to have a signed contract in the near future. Meanwhile, the building remains 100% leased to a single tenant.
      You will see in the table on page 1 that two properties have been added to the held-for-sale category - Bonnie Lane and Glenn Avenue. These industrial buildings are being offered as part of a package which includes three similar holdings in Realty Income Fund III.
      As we discussed in the June report, capital flows into real estate are rising, particularly from large institutional investors. The return of these buyers has the potential benefit of enabling your Fund to sell more than one of its holdings, in this case in conjunction with another T. Rowe Price realty income fund, at one time to one buyer. Many real estate investors may not be interested in buying an industrial building for, say, $3 million but might find a larger portfolio of five such properties located in different regions attractive. One of the advantages of such "portfolio" sales is that it broadens the base of potential buyers. In addition, the brokerage fees and other costs associated with closings covering multiple properties may be less.
      Another name will be in the held-for-sale category at the end of December. In October, the Fund's Investment Review Committee approved LaSalle's recommendation to put South Point Plaza up for sale, and an agreement has been signed with a listing broker.

Outlook

Over the past 12 months, occupancy and rental rates in most of the regions where your properties are located stabilized or improved. In LaSalle's opinion, this trend should continue into next year. During the current year, we will continue to poise the portfolio to take advantage of the more favorable operating environment. With four of your 10 portfolio holdings currently for sale, we look forward to updating you on the status of our marketing efforts in the annual report. In addition, we expect to begin actively marketing several other properties in the coming year.

      Sincerely,




      James S. Riepe
      Chairman

November 8, 1996

Real Estate Investments (Dollars in thousands)
___________________________________________________________________________
                        Leased      Average Leased         Contribution to
                        Status          Status               Net Income
                        _______    ________________      __________________
             Gross                 Nine Months Ended      Nine Months Ended
Property   Leasable    September     September 30,          September 30,
Name     Area(Sq. Ft.) 30, 1996    1995     1996          1995     1996
________   _________   _________ ________ ________      ________  _______

Atlantic   187,844        92%        99%      92%      $  196   $  168
Coronado    95,732       100        100      100          147      155
Oakbrook
 Corners   123,948        83         70       71          (63)     (38)
Baseline   100,204        88         88       91           67      101
Business
 Plaza      66,342        89         86       76          282       69
South Point
 Plaza      50,497        88         66       69           69        8
Tierra-
 santa     104,236        62         76       96           53      109
           _________     _____     _____    _____        ______   ______
           728,803        86         86       87          751      572

Held for Sale
 AMCC       99,950        100       100      100          688     (642)
 Bonnie
  Lane     119,590        100       77       95           143      204
 Glenn
  Avenue    82,000        100       100      100          125      135
         ____________    _____     _____    _____       ________  _______
         1,030,343        90         87       90        1,707      269

Properties
 Sold            -         -          -        -          255      845
Fund Expenses
 Less Interest
 Income          -         -         -        -          (170)    (197)
          __________     ____      ____     ____         _______  ______
Total    1,030,343        90%        87%      90%      $1,792   $  917


CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

                                          September 30,     December 31,
                                              1996              1995
                                           ___________      ____________
Assets
Real Estate Property Investments
 Land. . . . . . . . . . . . . . . . . .  $   9,797         $  14,544
 Buildings and Improvements. . . . . . .     30,499            45,170
                                           ________          ________
                                             40,296            59,714
 Less:  Accumulated Depreciation
    and Amortization . . . . . . . . . .    (14,795)          (18,049)
                                           ________          ________
                                             25,501            41,665
 Held for Sale . . . . . . . . . . . . .     12,707             3,500
                                           ________          ________
                                             38,208            45,165

Cash and Cash Equivalents. . . . . . . .      5,759             4,782
Accounts Receivable
    (less allowances of $15 and $165). .        243               172
Other Assets . . . . . . . . . . . . . .        404               410
                                           ________          ________
                                          $  44,614         $  50,529
                                           ________          ________
                                           ________          ________
Liabilities and Partners' Capital
Security Deposits and Prepaid Rents. . .  $     402         $     493
Accrued Real Estate Taxes. . . . . . . .        460               502
Accounts Payable and Other
    Accrued Expenses . . . . . . . . . .        231               433
                                           ________          ________
Total Liabilities. . . . . . . . . . . .      1,093             1,428
Partners' Capital. . . . . . . . . . . .     43,521            49,101
                                           ________          ________
                                          $  44,614         $  50,529
                                           ________          ________
                                           ________          ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-unit amounts)

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                  1996        1995     1996        1995
                                 _______     _______  _______     _______

Revenues
Rental Income. . . . . . . . .   $1,593      $1,596   $4,613     $4,999
Interest Income. . . . . . . .       43          76      182        188
                               ________    ________ ________   ________
                                  1,636       1,672    4,795      5,187
                               ________    ________ ________   ________
Expenses
Property Operating
 Expenses. . . . . . . . . . .      273         294      834        750
Real Estate Taxes. . . . . . .      152         226      565        681
Depreciation and
 Amortization. . . . . . . . .      411         592    1,365      1,775
Decline (Recovery) of
 Property Values . . . . . . .     (217)       (168)   1,292      (405)
Management Fee to
 General Partner . . . . . . .       55          74      164        250
Partnership Management
 Expenses. . . . . . . . . . .      115         112      357        344
                               ________    ________ ________   ________
                                    789       1,130    4,577      3,395
                               ________    ________ ________   ________
Income from Operations before
 Gain on Real Estate Sold. . .      847         542      218      1,792
Gain on Real Estate Sold . . .      699           -      699          -
                               ________    ________ ________   ________
Net Income . . . . . . . . . .   $1,546      $  542   $  917     $1,792
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Activity per Limited
 Partnership Unit
Net Income . . . . . . . . . .   $18.20      $ 6.38   $10.79     $21.10
                               ________    ________ ________   ________
                               ________    ________ ________   ________

Cash Distributions Declared
  from Operations. . . . . . .   $ 6.50      $ 8.75   $19.50     $26.25
  from Sale Proceeds . . . . .    27.91           -    70.86      31.17
                               ________    ________ ________   ________
Total Distributions
 Declared. . . . . . . . . . .   $34.41      $ 8.75   $90.36     $57.42
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Units Outstanding. . . . . . .   84,099      84,099   84,099     84,099
                               ________    ________ ________   ________
                               ________    ________ ________   ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Unaudited
(In thousands)

                              General        Limited
                              Partner       Partners         Total
                             ________       ________       ________
Balance,
 December 31, 1995 . . . .   $  (275)       $49,376        $49,101
Net Income . . . . . . . .         9            908            917
Cash Distributions . . . .       (21)        (6,476)        (6,497)
                             _______        _______        _______
Balance,
 September 30, 1996. . . .   $  (287)       $43,808        $43,521
                             _______        _______        _______
                             _______        _______        _______

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                                 Nine Months Ended
                                                   September 30,
                                              1996              1995
                                           ___________       ___________
Cash Flows from Operating Activities
Net Income . . . . . . . . . . . . . . .  $     917         $   1,792
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating Activities
 Depreciation and Amortization . . . . .      1,365             1,775
 Decline (Recovery) of
   Property Values . . . . . . . . . . .      1,292              (405)
 Gain on Real Estate Sold  . . . . . . .       (699)                -
 Other Changes in Assets and
   Liabilities . . . . . . . . . . . . .       (409)               89
                                           ________          ________
Net Cash Provided by
 Operating Activities. . . . . . . . . .      2,466             3,251
                                           ________          ________
Cash Flows from Investing Activities
Proceeds from Property Dispositions. . .      5,959             2,622
Investments in Real Estate . . . . . . .       (951)             (577)
                                           ________          ________
Net Cash Provided by
 Investing Activities. . . . . . . . . .      5,008             2,045
                                           ________          ________
Cash Flows Used in Financing Activities
Cash Distributions . . . . . . . . . . .     (6,497)           (5,085)
                                           ________          ________
Cash and Cash Equivalents
Net Increase during Period . . . . . . .        977               211
At Beginning of Year . . . . . . . . . .      4,782             4,819
                                           ________          ________
At End of Period . . . . . . . . . . . .  $   5,759         $   5,030
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

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned a partnership management fee of $164,000 during the first nine months of 1996. In addition, the General Partner's share of cash available for distribution from operations totaled $16,000 for the first nine months of 1996.
      In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $87,000 for communications and administrative services performed on behalf of the Partnership during the first nine months of 1996.
      An affiliate of the General Partner earned a normal and customary fee of $9,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first nine months of 1996.
      LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first nine months of 1996 totaled $113,000.
      An affiliate of LaSalle earned $87,000 in the first nine months of 1996 as property manager for several of the Partnership's properties.

NOTE 2 - PROPERTY DISPOSITIONS

On February 14, 1996, the Partnership sold Regal Row and received net proceeds of $3,612,000. The net book value of the property at that date was also $3,612,000, after accumulated depreciation and previously recorded property valuation adjustments. Therefore, no gain or loss is reflected in the accompanying financial statements. The Partnership recognized a $112,000 valuation recovery in the first quarter of 1996 prior to the disposition of Regal Row.
      On August 28, 1996, Fairchild Corporate Center, an office property in which the Partnership had a 24% interest was sold. The Partnership has subsequently received net proceeds of $2,347,000. The net book value of the Partnership's interest at the date of sale was $1,648,000, after deduction of accumulated depreciation and previously recorded permanent impairments. Accordingly, the Partnership recognized a $699,000 gain on the sale of this property in the third quarter.
      Income from operations for these properties, before the gain on real estate sold, was $146,000 and $279,000 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 3 - PROPERTIES HELD FOR SALE

The Partnership began actively marketing its two midwest industrial properties, Bonnie Lane and Glenn Avenue, and has classified them as held for sale in the accompanying September 30, 1996 balance sheet.
      The Partnership began actively marketing AMCC in June 1996 and classifies this property as held for sale in the accompanying September 30, 1996 balance sheet. The Partnership previously recognized a $1.6 million decline of property value in the second quarter of 1996. The Partnership recognized a $217,000 valuation recovery in the third quarter of 1996 to reflect the estimated net sales proceeds of AMCC.
      Results of operations for these properties, after including the net decline in value of AMCC, resulted in a net loss of $303,000 for the nine months ended September 30, 1996 and net income of $954,000 for the nine months ended September 30, 1995.

NOTE 4 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $34.41 per unit to Limited Partners of the Partnership as of the close of business on September 30, 1996. The distribution totals $2,899,000 and represents $6.50 per unit from operations and $27.91 per unit from Fairchild Corporate Center sale proceeds. The Limited Partners will receive $2,894,000, and the General Partner will receive $5,000.