Form 10-K
period 1996-12-31
PRICE T ROWE REALTY INCOME FUND II
filed 1997-03-27
CIK 787493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Index to Exhibits is located on page 24.

              T. ROWE PRICE REALTY INCOME FUND II,
AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED PARTNERSHIP

                              INDEX

                                                       Page

PART I.

          Item 1.                           Business          3
          Item 2.                           Properties             12
          Item 3.                           Legal Proceedings           12
          Item 4.                           Submission of Matters to a Vote 12
                                                    of Security Holders


PART II.

          Item 5.                           Market for the Partnership's    12
                                               Limited Partnership
                                               Interests and Related Security
                                               Holder Matters
          Item 6.                            Selected Financial Data       14
          Item 7.                         Management's Discussion and  15
                                          Analysis of Financial
                                          Condition and Results of Operations
      Item 8.                 Financial Statements and   19
                                  Supplementary Data
          Item 9.                  Changes in and Disagreements
                                   with          19
                                   Accountants on Accounting and
                                   Financial Disclosure


PART III.

 Item 10. Directors and Executive Officers                        19
of the Partnership
 Item 11. Executive Compensation                                  22
 Item 12. Security Ownership of Certain                           22
                                     Beneficial Owners
                                     and Management
 Item 13. Certain Relationships and                               23
                                        Related Transactions


PART IV.

 Item 14. Exhibits, Financial Statement Schedules                 24
                 and Reports on Form 8-K

PART I

Item 1.  Business

T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership (the "Partnership"), was formed on January 7, 1986, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial and industrial real properties, as well as equity-related investments. On March 17, 1986, the Partnership commenced an offering of $100,000,000 of Limited Partnership Units ($1,000 per
Unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-2622) (the
"Registration Statement"). The Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus") sets forth a complete description of the business of the Partnership in the sections entitled "Investment Objectives" and "Fund Policies," on pages 18-25 of the Prospectus which pages are incorporated by reference herein. The Gross Proceeds from the offering, combined with the contribution of $5,000 from the original Limited Partner (T. Rowe Price Real Estate Group, Inc.), totaled $84,144,000. The offering terminated on July 31, 1986, and no additional Units will be sold. Forty-five Units have been redeemed by the Partnership on a "hardship" basis; there were 84,099 Units outstanding as of March 7, 1997, and 13,311 Limited Partners.

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

The Partnership is engaged solely in the business of real estate investment; therefore, presentation of information about industry segments is not applicable. In the current period, and in 1995 and 1994, only one investment, the Partnership's interest in the

AMCC Property, produced 15% or more of the Partnership's revenue related to real estate activity, providing 22% of such revenue in 1996, and 20% in 1995 and 1994. Only one tenant produced 10% or more of the Partnership's revenue related to real estate activity in any period: Applied Micro Circuit Corporation (the sole tenant in the AMCC Property) so contributed in 1996, 1995, and 1994. The AMCC property was sold in early 1997, and exclusive of revenues produced by this property in 1996 no property produced 15% or more of the Partnership's remaining revenue related to real estate activity in 1996.

In February, 1996, the Partnership sold the Regal Row property for a total sales price (exclusive of closing costs) of $3,794,000. The purchaser, Security Capital Industrial Trust, Inc. is not an affiliate of the Partnership, its general partner, or its investment advisor. The sales price equaled less than ten percent (10%) of the Partnership's assets. The Partnership acquired the property in December, 1987, for a total purchase cost of $5,583,000. After real estate brokerage commissions and closing costs, the net proceeds to the Partnership were $3,612,000, equal to the adjusted net book value of the property. A valuation recovery of $112,000 was recognized in 1996 before the sale.

The Partnership owned a 90% interest in the AMCC property, which consists of two industrial buildings in San Diego, California.
As noted above, on January 27, 1997, the Partnership sold this property for a total sales price (exclusive of closing costs) of $8,200,000. The purchaser, WCB Properties Limited Partnership, is not an affiliate of the Partnership, its general partner, or the Partnership's investment adviser. The Partnership acquired the property in September, 1987. Net book value of the Partnership's interest in AMCC at the date of sale was $7,772,000 which represented approximately 19% of the Partnership's assets. In 1996, the Partnership recognized $765,000 of valuation adjustments with respect to AMCC. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the AMCC project from the ultimate sale of the property. After real estate brokerage commissions and closing costs and distribution to the 10% minority interests in the property, the net cash proceeds to the Partnership were approximately $7.9 million, resulting in a valuation recovery of approximately $100,000 in 1997.

During 1996, the Partnership reviewed its portfolio and operating plans with the intent to dispose of all its operating properties by the end of 1998, and to thereafter distribute all of the Partnership's net assets to the partners. In this regard the Partnership has received solicited and unsolicited offers to purchase one or more of its properties. The Partnership is pursuing some of these offers. Although there is no assurance that the Partnership will achieve the disposition of all its operating properties during the proposed time-frame, the disposition of operating properties is expected to cause a significant decrease in the Partnership's operating activities in future periods.

With the exception of the recently sold AMCC property, the Partnership now owns directly or through joint venture partnerships the properties or interests in the properties set forth in Schedule III to this Report, "Real Estate and Accumulated Depreciation," which is set forth in Exhibit 99(b) to this Report, and which is incorporated by reference herein and contains information as to acquisition date and total cost of each of the properties. Additional information regarding these properties and/or interests, including percentage leased as of December 31, 1996 is set forth in the table, "Real Estate Investments," appearing on page 1 of the Partnership's 1996 Annual Report to Limited Partners which is hereby incorporated by reference herein. A brief narrative description of each investment follows.

Atlantic Business Center

This property, in which the Partnership holds a 100% interest, consists of three warehouse/industrial buildings with 188,000 square feet of space. Atlantic Business Center ("Atlantic"), is located in Gwinnett County, Georgia, 20 miles northeast of downtown Atlanta, in the suburban area known as the "Peachtree Corridor."

One new, six renewal, and one expansion tenant signed leases totaling 81% of the property. Much of the year's activity centered around the successful renewal of one tenant whose lease covers 46% of the property. This positive leasing activity caused the property's leased status as of December 31, 1996 to increase to 100% versus 92% last year. In 1997 leases covering 6% of the property are scheduled expire.

The Northeast/I-85 industrial submarket in which this project competes consists of approximately 1,300 buildings totaling approximately 84 million square feet. Although absorption levels in the submarket were impressive throughout 1996, there are several trends emerging in the region that indicate a potential softening. The first trend is the rising vacancy levels in the service market where the rate has increased from 5.8 percent at year-end 1995 to 8.1 percent at year-end 1996. Vacant speculative deliveries remain the primary force behind these rising levels. A second trend is the performance of the distribution sector in the region. There remains a substantial amount of second generation space that is being vacated as businesses relocate to the newer, larger facilities. As a result, the vacancy level for the distribution sector has risen from 3.9 percent at year-end 1995 to 5.6 percent as of year-end 1996.

Coronado

The Partnership owns a 100% interest in the Coronado property, which consists of one 96,000 square foot industrial building in Anaheim, California. This building has a mezzanine area which can be used as office or storage space and additional office space on the ground floor.

The building is leased to a single tenant, a textile distributor, until the year 2003. The lease includes periodic rental rate increases and requires the tenant to be responsible for all property expenses. The tenant continues to make rental payments on a timely basis.

Thus, at year-end, the building was still 100% leased which is above the 94% overall rate for the North Orange County submarket as of December 1996. Total competitive inventory in this submarket is approximately 101 million square feet. The gross absorption in this submarket has risen to approximately 7.5 million square feet during 1996, versus 6.7 million during the same period in 1995. Market rental rates remained steady during the year, and are currently ranging from approximately $3.96 to $4.40 per square foot per year net of taxes, insurance and utilities. No new speculative buildings are currently planned for this area.

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

The leased status of the property increased from 61% to 94% over the previous year, as a strong credit tenant leased over 32% of the property, and no lease expirations or terminations occurred. Although a portion of the space occupied by this tenant is leased on a month to month basis, the tenant is considering a long term lease for both the month to month space and the remaining vacant space in the property. In 1997 leases covering 10% of the property are scheduled to expire.

Market conditions for this property are generally the same as those affecting Atlantic Business Center.

During 1996, the Partnership recorded a provision for value impairment of $898,000 in connection with Oakbrook Corners. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the Oakbrook Corners project through future operations over a shorter anticipated holding period and the ultimate sale of the property. This determination was based upon the current market conditions and future performance expectations for this investment.

Baseline

The Baseline Business Park ("Baseline") in Tempe, Arizona, which is 100% owned by the Partnership, consists of eight multi-tenant service-industrial/retail buildings, containing 100,000 square feet of space. The Baseline property is located in a suburban area containing similar comparable projects, together with multi-tenant residential housing and light manufacturing facilities.
The eight one-story buildings which comprise the Baseline property range in size from 11,000 to 14,000 square feet.

Activity was very brisk at this property during the year, and leasing efforts resulted in a total of 28,445 square feet of gross leasing to ten new tenants, against 12 expiring leases covering 22,249 square feet. Partially because the Partnership wanted to take advantage of the improving market conditions, it chose not to renew several short-term tenants upon their lease expirations. Instead, the Partnership has been attempting to sign longer term leases and stagger the lease expiration schedule. Thus, the leasing gains during the year were offset by the loss of six tenants totaling 11,985 square feet whose leases were not renewed upon lease expiration. Four tenants whose leases cover 5,656 square feet renewed and/or expanded. Thus, the property's leased status increased to 96% by year-end versus 88% in 1995. Lease expirations over the next 12 months represent 39% of the space in the property.

The Baseline property is part of the Tempe Industrial/Office submarket. Baseline competes directly against eight projects totaling approximately 819,000 square feet. They are experiencing an approximate 4% vacancy rate reflecting no material change from the previous year's level. Effective and nominal rental rates have begun to increase and as of year-end 1996 ranged between $6.00 and $9.60 per square foot, full service. There are no known projects planned or under construction similar to or which may compete with Baseline.

During 1996, the Partnership recorded a provision for value impairment of $762,000 in connection with Baseline. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the Baseline Business Park project through future operations over a shorter anticipated holding period and the ultimate sale of the property. This determination was based upon the current market conditions and future performance expectations for this investment.

Business Plaza

This property consists of two one-story office buildings in Fort Lauderdale, Florida with 66,000 square feet of space. It is 100% owned by the Partnership. It is located in an area known as Cypress Creek near the Broward County Executive Airport. This submarket competes for tenants with three other areas: Fort Lauderdale, Boca Raton, and Deerfield Beach.

The year-end leased status of the property increased from 82% in 1995 to 89% in 1996. New and renewal leases representing 29% of the property were signed, more than offsetting the loss of five tenants which vacated 12,000 square feet. Leases covering 15% of the property expire in 1997. In addition, a tenant who leases 6% of the space in the property may have its lease terminated for credit reasons.

The Cypress Creek office market consists of approximately 4 million square feet in 48 competitive buildings. With recorded net absorption for the first three quarters of the year of approximately 120,000 square feet and an overall occupancy rate of approximately 93% at year-end versus a rate of approximately 90% last year, this submarket remains strong. Demand for space in the Cypress Creek submarket has continued to increase, as evidenced by a $1.00-$2.00 per square foot increase in market rental rates over the prior year. Despite the fact that there is no new speculative office construction planned in the submarket for the near-term, it is anticipated that a continued rise in rental rates could trigger new development. Developers have been taking steps to begin construction in other parts of Broward County.

Bonnie Lane

The Partnership owns a 100% interest in this two-building multi-tenant manufacturing/distribution project in Elk Grove Village, Illinois. The buildings have 65,000 and 55,000 square feet of space, respectively.

A lease with a tenant representing 13,200 square feet or 11% of this suburban Chicago property was signed during 1996, increasing occupancy from 89% at year end 1995 to 100% at year end 1996.

The western O'Hare suburban Chicago industrial submarket in which the project is located consists of approximately 160 million square feet of space in all types of industrial projects. This submarket is a part of the larger west and northwest Chicago suburban industrial market which experienced net positive absorption of approximately 738,000 square feet during the year. Speculative construction has continued, but primarily in outlying areas due to the limited supply of available land. The range of net rental rates in the market for comparable space has increased from approximately $3.50 to $4.75 net per square foot per year last year to $3.75 to $5.00 per square foot by year-end 1996.

During 1996, Bonnie Lane and Glenn Avenue, another property owned by the Partnership, were marketed for sale together with three similar properties owned by T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership ("RIF III"). The General Partner believes that marketing the properties together will maximize the sale price of each of the properties. The properties were placed for sale as investor interest is strong in the market where the assets are located.
In addition, the projected supply response caused by increased rental rates is such that future cash flows and values could be compromised through slowing or decreasing rental rate growth and higher vacancy. A letter of intent to sell all five properties to a single buyer was signed in January, 1997. Upon completion of its due diligence the buyer exercised its right to cancel the purchase. The Partnership is evaluating other offers on these properties.

Glenn Avenue

The Partnership holds a 100% interest in the 82,000 square foot multi-tenant warehouse, distribution and light manufacturing project. The site is in Wheeling, Illinois, a northwest Chicago suburb.

During the year, this industrial property remained 100% leased, as five tenants renewed leases covering 73% of the space in the property. Leases representing 27% of the property expire in 1997.

This project also competes in the west and northwest Chicago suburban industrial market, which is discussed above in connection with the Bonnie Lane property.

The property was also subject to the letter of intent discussed above in connection with the Bonnie Lane property.

South Point Plaza

The Partnership owns a 50% interest in South Point Partners, a joint venture with its affiliate, RIF III. South Point Partners owns a 100% interest in South Point Plaza Shopping Center ("South

Point"), in Tempe, Arizona. The property consists of two multi-tenant buildings in a neighborhood shopping center, which is also occupied by a supermarket. The total square footage of the multi-tenant buildings is 49,000 square feet. The Partnership also owns pads for two 3,000 square foot single-tenant buildings, one of which is built-out and currently leased as a restaurant and one of which was paved over to expand parking area to accommodate a building expansion.

One new lease of 18,615 square feet and five renewal leases totaling 6,412 square feet were signed during the year. This positive activity was partially offset by the loss of one 1,499 square foot tenant who vacated upon its lease expiration. Thus, at year-end, the property improved its leased status to 90% versus 69% in 1995. Subsequent to year-end, the tenant on the new lease indicated that due to poor customer traffic it may be vacating the space and attempting to sublease it. The tenant remains obligated for its rent payments over the balance of its initial lease term, which expires in August, 2001. Scheduled expirations in 1997 represent 18% of the property's leasable area.

The metropolitan area Phoenix retail market remains somewhat strong. In the Tempe submarket, approximately 298,895 net square feet were absorbed during the first three quarters of 1996. Although there were additions to the inventory of retail space in the Tempe submarket, vacancy remained stable at 7%. This level is better than the Metropolitan Phoenix vacancy rate of 8%. Average market rental rates per square foot for space in Tempe increased approximately 15% over the previous year from $9.67 to $11.15 per square foot net of taxes, insurance, and utilities. Rents at South Point are somewhat below the average, ranging from $7.50 to $11, because the property is older than competing centers and is in a less affluent section of Tempe.

During 1996, the General Partner approved a plan for the disposition of South Point Plaza. Based upon the estimated realizable value less selling costs for the property, the Partnership recorded a valuation allowance of $26,000. The Partnership is currently marketing the property for sale, and entered into a contract to sell the property on March 20, 1997. There is no assurance the sale will be consumated.

Tierrasanta

The Partnership owns a 30% interest in Tierrasanta 234, a joint venture with its affiliates, RIF III and T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership ("RIF IV"). Tierrasanta 234 owns a 100% interest in Tierrasanta Research Park in San Diego, California. The project contains four buildings utilized for research and development purposes, for a total of 104,000 square feet of space. It is located in the Kearny Mesa market area, north of

San Diego, which is part of the larger "Interstate 15" commercial corridor.

The property lost one 39,971 square-foot tenant when the tenant's lease expired, and one tenant was renewed for 8,305 square-foot space to bring the leased status to 62% at year-end versus 100% at year-end 1995. During 1997, only one lease covering 8,900 square feet expires. There has been interest in the vacant space, and the market is tightening but several competitive properties have comparable space available.

Tierrasanta Research Park is part of the Kearny Mesa research and development ("R&D")/office market. The Park competes against both R&D and office buildings. Overall activity in the submarket has been good, with approximately 1,475,000 square feet of gross absorption for the year in R&D space, and slightly higher rents than year-end 1995, as discussed below. Vacancy rates at year-end 1996 were approximately 5.7% and 13.6% for R&D space and office space, respectively, versus approximately 8.0% and 15.4%, respectively, for the previous year.

Rental rates in this submarket at year-end for R&D space range between $6.60 and $9.00 per square foot net of expenses, with tenant improvements ranging between $5.00 and $15.00 per square foot. Office rents are ranging between $10.80 and $16.20 per square foot with tenant improvements ranging anywhere from $7.00 to $20.00 per square foot. There continue to be several 15,000 to 25,000 square foot buildings available for lease in the Kearney Mesa submarket which compete directly with the Tierrasanta vacancy.

During 1996, the Partnership recorded a provision for value impairment of $829,000 in connection with Tierrasanta. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the project through future operations over a shorter anticipated holding period and the ultimate sale of the property.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Partnership's Limited Partnership
Interests and Related Security Holder Matters

At March 16, 1997, there were 13,311 Limited Partners. There is no active public trading market for the Units. However, during the period commencing in the third quarter of 1996, two bidders, neither of whom is affiliated with the General Partner or LaSalle, made tender offers for the Units, at prices of $210 and $324 per Unit, less the amount per Unit of distributions declared or paid during a specified period. As of February 28, 1997, sales of 267 Units to the firm making offers at $210 have been presented for processing, and the firm making offers at $324 has stated that it has purchased 946 Units.

In 1987 Congress adopted certain rules concerning "publicly traded partnerships". The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. On November 29, 1995, the Internal Revenue Service adopted final regulations ("Final Regulations") describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to existing partnerships until the year 2006. Due to the nature of the Partnership's income and to the low volume of transfers of Units, it is not anticipated that the Partnership will be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations. However, in the event the transfer of Units presented for transfer within a tax year of the Partnership could cause the partnership to be treated as a "publicly traded partnership" for federal tax purposes, the General Partner will accept such transfers only after receiving from the transferor or the transferee an opinion of reputable counsel satisfactory to the General Partner that the recognition of such transfers will not cause the Partnership to be treated as a "publicly traded partnership" under the Internal Revenue Code of 1986, as amended. The General Partner is closely monitoring this situation in light of the recent tender offers.

Cash distributions declared to the Limited Partners during the two most recent fiscal years are as follows:



            Distribution for the                 Amount of
                 Quarter Ended            Distributions per Unit


               March 31, 1995                      $ 8.75
                 June 30, 1995                    $39.92
             September 30, 1995                    $ 8.75
               December 31, 1995                  $21.05
               March 31, 1996                      $49.45
                 June 30, 1996                    $ 6.50
             September 30, 1996                    $34.41
               December 31, 1996                  $16.00


All of the foregoing distributions were paid from net cash flows from operating activities, with the exception of the distribution for the quarter ended June 30, 1995, which included a distribution of $31.17 per unit representing the sale proceeds of Sullyfield Circle, the distribution for the quarter ended December 31, 1995, which included $9.62 per unit representing the balance of the 1993 sale proceeds of one of the buildings in the Coronado property, the distribution for the quarter ended March 31, 1996, which included $42.95 representing the proceeds of the sale of Regal Row, and the distribution for the quarter ended September 30, 1996, which included a distribution of $27.91 per unit representing the proceeds of the sale of Fairchild Corporate Center. The distributions for the fourth quarters of 1995 and 1996 included cash flow from operating activities of prior quarters.

There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Agreement of Limited Partnership, annexed to the prospectus as Exhibit A thereto. Reference is made to Item 7., below for a discussion of the Partnership's ability to continue to make future distributions.

At the end of 1996, the Partnership conducted its annual formal unit valuation. The valuation of the Partnership's properties was performed by the General Partner, and then reviewed by an independent professional appraiser to assess the analysis and assumptions utilized. The estimated investment value of limited partnership Units resulting from this process was $487 per Unit. After distributions in February 1997 of $16.00 per unit, the estimated valuation is $471 per unit. In general, Units cannot currently be sold at a price equal to this estimated value, and this valuation is not necessarily representative of the value of the Units when the Partnership ultimately liquidates.

Item 6.  Selected Financial Data

The following sets forth a summary of the selected financial data for the Partnership:


                     YEARS ENDED DECEMBER 31,
          (Dollars in thousands except per-unit amounts)

                   1996        1995         1994       1993   1992


Total assets      $40,192      $50,529      $53,770   $54,365    $65,241
Total revenues    $ 6,189      $6,964       $6,983    $ 6,728    $ 6,710
Net income (loss)  $ (720)     $2,392       $1,862    $(8,142)   $(1,818)
Net income (loss)
  per Unit        $(8.48)      $28.16       $21.92     $(95.84)  $(21.40)
Cash distributions
 declared per
 Unit              $106.36     $78.47       $35.50    $ 32.00     $ 20.00


Notes:

1. The above financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this report.

2. The figures for Net income (loss) include provisions for value impairment of $2,489 in 1996, $550 in 1994, $793 in
    1993, and $1,785 in 1992. These figures also include valuation allowance adjustments of $679 in 1996, $(682) in 1995, $(1,410) in 1994, $8,722 in 1993, and $612 in 1992,
    and gain from sale of Fairchild Corporate Center of $699 in 1996, and from the sale of one of the Coronado buildings in 1993 of $188.

3. The figures for Net income (loss) per Unit include provisions for value impairment as discussed in note 2 above of $29.30 per Unit in 1996, $6.47 per Unit in 1994, $9.33
    per Unit in 1993, and $21.01 per Unit in 1992. The figures for Net income (loss) per Unit also include valuation allowances (recoveries) of $7.99 per Unit in 1996, $(8.03) per Unit in 1995, $(16.60) per Unit in 1994, $102.67 per
    Unit in 1993, and $7.20 per Unit in 1992, and gain from sale of Fairchild Corporate Center of $8.23 per Unit in 1996, and from the sale of one of the Coronado buildings in 1993 of $2.21 per Unit.

4. The above distributions per Unit were paid from cash from operating activities with the exception of the distributions for 1993, which included $12.00 of proceeds from the sale of one of the Coronado buildings, the distributions for 1995, which included $9.62 of retained proceeds from the 1993 sale of one of the Coronado buildings and $31.17 of proceeds from the sale of Sullyfield Circle, and the distributions for 1996, which included $42.95 of proceeds from the sale of Regal Row and $27.91 of proceeds from the sale of Fairchild Corporate Center.

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

The Partnership originally purchased twelve properties or interests therein on an all-cash basis, and made an investment in an interest in a participating mortgage loan, completing the initial acquisition phase of its business plan. Through December 31, 1996 the Partnership had sold four property investments: a portion of the Coronado property, the Sullyfield Circle property, the Regal Row property, and Fairchild Corporate Center, in which the Partnership had a 24% interest.

As of December 31, 1996 the Partnership classified the AMCC, South Point Plaza, Bonnie Lane and Glenn Avenue properties as held for sale, at a total carrying value of $14,860,000. The cost of the Partnership's remaining real estate investments, including subsequent improvements, was $41,164,000. The Partnership has also recorded provisions for value impairments in connection with these properties totaling $5,789,000. In recording the new carrying basis for these properties accordance with Statement of Financial Accounting Standards No. 121, which was adopted in 1996, the Partnership offset these properties' accumulated depreciation balances, totaling $7,580,000, against their historical cost. Accumulated depreciation and amortization after this reclassification equals $6,625,000. Therefore, investment in real estate for financial reporting purposes including properties held for sale, after accumulated depreciation, amortization and valuation allowances, was $36,030,000 as of December 31, 1996.

The Partnership expects to incur capital expenditures during 1997 totaling approximately $1.1 million for tenant improvements, lease commissions, and other major repairs and improvements. Three quarters of these expenditures are dependent on the execution of leases with new and renewing tenants, including a substantial portion for the renovation of the large vacant space at Tierrasanta. While the percentage of leases expiring is lower than in 1996, the Partnership's business plan now calls for the disposition of all of its real estate investments by the end of 1998. In order to strategically position the properties for sale, the Partnership will place greater emphasis on entering into longer-term leases with creditworthy tenants. This strategy is likely to result in higher leasing commission and tenant improvement costs, but should result in higher sales prices for the properties than would otherwise be the case.

The Partnership maintains cash balances to fund its operating and investing activities including the costs of tenant improvements and leasing commissions, costs which must be disbursed prior to the collection of any resultant revenues. The General Partner believes that year-end cash balances and cash generated from operating activities in 1997 will be adequate to fund the Partnership's current investing and operating needs. Based on current expectations, cash distributions to partners from operating income are expected to be lower than those in 1996, because the Partnership no longer owns the Regal Row, Fairchild Corporate Center and AMCC properties, which contributed $1,121,000 to 1996 net income, and because the Partnership expects to dispose of additional properties during 1997. As of March 26, 1997, the Partnership was evaluating offers on the Glenn Avenue and Bonnie Lane properties, and the South Point property was under contract to be sold. In 1997, management will determine cash distributions from operations each quarter based on net cash flows for the quarter, money needed to operate the properties and pay Partnership expenses, and anticipated capital needed to repair and maintain the properties and make occupancy related tenant improvements.

As of December 31, 1996, the Partnership maintained cash and cash equivalents aggregating $3,667,000, a decrease of $1,115,000 from the prior year end. This decrease resulted from lower net cash provided by operating activities, primarily due to the sale of Fairchild Corporate Center. Net cash provided by investing activities increased by $3,234,000 due to the Regal Row and Fairchild Corporate Center sales in 1996. Net cash used in financing activities increased by $3,567,000 due primarily to the distribution of the proceeds of the Regal Row and Fairchild Corporate Center dispositions.

Operations

1996 v. 1995

The Partnership had a net loss of $720,000 in 1996 compared with net income of $2,392,000 in 1995. The change in property valuation adjustments of $3,850,000 accounted for much of the difference, which was partly offset by a $699,000 gain on the sale of Fairchild Corporate Center. Net income before the gain on the property sale declined $3,811,000, due largely to downward valuation adjustments for Oakbrook Corners, Baseline, Tierrasanta, and AMCC. While conditions in the markets where these properties are located are generally improving, the shortened anticipated holding period due to the Partnership's disposition plans caused it to adjust the carrying values downward.

Income from operations before valuation adjustments was up $39,000 over 1995. Revenues from rental income and interest income resulted in total gross revenues of $6,189,000 for the year compared with $6,964,000 a year earlier. However, this comparison was affected by the absence of a full year's rental income from Regal Row and Fairchild, the two properties sold in 1996. Results were helped by a decline of $814,000 in operating expenses before valuation adjustments primarily due to the property sales.

Leases representing 21% of the portfolio's leasable square footage are scheduled to expire in 1997. These leases represented approximately 24% of the portfolio's rental income for 1996. This amount of potential lease turnover is normal for the types of properties in the portfolio, which typically lease to tenants under three to five year leases. The overall portfolio occupancy was 94% as of the end of 1996. Management anticipates that occupancy levels will remain generally level in 1997. In most markets, new leases are generally expected to reflect level to higher market rental rates in comparison to the rates of expiring leases. To the extent that the Partnership sells one or more properties during the year, cash flow from operations would be expected to decline, while cash flow from sales would increase substantially.

The Coronado property is the only single-tenant property in the Partnership's portfolio. The tenant accounted for less than 10% of the Partnership's revenues in 1996 and appears to be financially sound.

1995 v. 1994

Excluding Sullyfield, rental income from continuing operations was flat in 1995 compared to 1994, as the effect of declines in average leased status at Oakbrook Corners, Bonnie Lane, and Fairchild Corporate Center was offset by the higher average leased status at Regal Row and higher rental rates at Glenn Avenue. Total revenues were up $98,000, however, because of the increase in interest income. Overall expenses for continuing portfolio properties declined by $600,000, primarily because of improved bad debt experience and lower charge-offs for tenant improvements. As a result, operating income from continuing properties increased approximately $700,000.

The sale of Sullyfield Circle in June 1995 resulted in less rental income in 1995 than in 1994, lower operating expenses, and a valuation adjustment compared to a significant recovery in 1994. The net effect of these changes on 1995 net income was a decrease of $524,000.

Tierrasanta and Atlantic were the two largest contributors to the decline in expenses and rise in net income in 1995 relative to 1994. At Tierrasanta, there was a $550,000 value impairment recorded in 1994, but none was made in 1995. Atlantic benefited from collection of delinquent rent from a large tenant and from lower tenant improvement write-offs in 1995. In addition, Coronado did not have as large a charge for leasehold improvements as it did in the prior year.

A major tenant at Bonnie Lane who was behind in its rent made substantial progress toward becoming current and contributed to the decline in the portfolio's overall property operating costs. Even though Bonnie Lane's average leased status, and therefore its rental income, was down, other expenses associated with the property declined more, so Bonnie Lane had a positive effect on 1995 net income.

Business Plaza's contribution to net income in 1995, although positive, was $237,000 less than in 1994 when an upward property valuation adjustment of $511,000 was made.

Reconciliation of Financial and Tax Results

For 1996, the Partnership's book net loss was $720,000, and its taxable net loss was $3,738,000. The losses for tax purposes on the sales of Regal Row and Fairchild Corporate Center accounted for the majority of the difference. For 1995, the Partnership's book net income was $2,392,000, and its taxable net loss was $385,000. The loss for tax purposes on the sale of Sullyfield Circle accounted for the majority of the difference. For 1994, the Partnership's book net income was $1,862,000 and its taxable net income was $1,905,000, as substantial depreciation expense was more than offset by a negative property valuation allowance. For a complete reconciliation see Note 7 to the Partnership's financial statements, which note is hereby incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

The financial statements appearing on pages 5 through 12 of the Partnership's 1996 Annual Report to Limited Partners are incorporated by reference in this Form 10-K Annual Report. The report on such financial statements of KPMG Peat Marwick LLP dated January 30, 1997, is filed as Exhibit 99(c) to this form 10-K Annual Report and is hereby incorporated by reference herein. Financial Statement Schedule III, Consolidated Real Estate and Accumulated Depreciation, is filed as Exhibit 99(b) to this Form 10-K Annual Report, and is hereby incorporated by reference herein. All other schedules are omitted either because the required information is not applicable or because the information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Partnership

The General Partner of the Partnership is T. Rowe Price Realty Income Fund II Management, Inc. ("Fund II Management"), 100 East Pratt Street, Baltimore, Maryland 21202. The General Partner has the primary responsibility for overseeing the evaluation, structuring, negotiation, management, and liquidation of the Partnership's investments as well as the cash management of the Partnership's liquid assets and the administration of investor services of the Partnership, including general communications, periodic reports and distributions to Limited Partners, and filings with the Securities and Exchange Commission. Fund II Management is a wholly-owned subsidiary of T. Rowe Price Real Estate Group, Inc. ("Real Estate Group"), which is, in turn, a wholly-owned subsidiary of T. Rowe Price Associates, Inc. ("Associates"). Affiliates of the General Partner, T. Rowe Price Realty Income Fund I Management, Inc., ("Fund I Management"), T. Rowe Price Realty Income Fund III Management, Inc., ("Fund III Management"), and T. Rowe Price Realty Income Fund IV Management, Inc., ("Fund IV Management") are the General Partners of other real estate limited partnerships sponsored by Associates. Real Estate Group, which is also an affiliate, is investment manager to T. Rowe Price Renaissance Fund, Ltd., A Sales-Commission-Free Real Estate Investment ("Renaissance Fund"), a real estate investment trust sponsored by Associates. Associates was founded in 1937 and as of December 31, 1996 managed over $99 billion of assets.

As more fully discussed in Item 1, above, LaSalle is providing certain real estate advisory and other services to the Partnership.

The directors and executive officers of Fund II Management are as follows:

                                                   Position with T. Rowe
                              Price Realty Income
         Name                                Fund II Management, Inc.

       James S. Riepe           Chairman of the Board,
                                    President, also Principal
                                    Executive Officer for the
                                   Partnership


       Henry H. Hopkins         Vice President and           Director

       Lucy B. Robins           Vice President and           Secretary

       Mark B. Ruhe             Vice President

       Kenneth J. Rutherford    Vice President

       Alvin M. Younger, Jr.    Treasurer and Director

       Joseph P. Croteau        Controller and Director, also
                                Principal Financial Officer for
                                the Partnership

       Mark S. Finn             Chief Accounting Officer for
                              the Partnership


Mr. Riepe was elected President in 1991. Ms. Robins was first elected to her current offices in 1987, and Mr. Ruhe was first elected in 1988. Mr. Hopkins was first elected a director in January, 1987. Mr. Croteau was first elected as Controller in 1988, and as a director in 1996, and was designated as Principal Financial Officer for the Partnership in 1992. Mr. Rutherford was elected as Vice President in 1994. Mr. Finn was designated as Chief Accounting Officer in 1996. In all other cases these individuals have served in these capacities since the inception of Fund II Management in 1986. There is no family relationship among the foregoing directors or officers.

The background and business experience of the foregoing individuals is as follows:

       James S. Riepe (Born 1943) is Managing Director and Director, T. Rowe Price Associates, Inc. ("Associates") and Director of its Investment Services Division; President and Chairman of Real Estate Group and each of the general partners of
T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership ("RIF I"), RIF III, and RIF IV,(the "Realty Income Funds"); Chairman of six of the 42 mutual funds sponsored by Associates on which he serves as a director or trustee; Chairman of New Age Media Fund; Director, Rhone-Poulenc Rorer, Inc., a pharmaceuticals company. Mr. Riepe joined Associates in 1982.

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

       Kenneth J. Rutherford   (Born 1963) is Marketing Manager
for Associates since 1996 and Vice President of each of the general partners of the Realty Income Funds. Mr. Rutherford joined Associates in 1992. From 1992 to 1996 he was Assistant to the Director of Associates' Investment Services Division. From 1990 to 1992 he was a student at the Stanford Graduate School of Business.

       Joseph P. Croteau  (Born 1954) is a Vice President and
Controller for Associates, and Director and Controller of each of the general partners of the Realty Income Funds. Mr. Croteau joined Associates in 1987.

       Mark S. Finn (Born 1963) is Assistant Vice President of
Associates, and Chief Accounting Officer of the Realty Income
Funds and the Renaissance Fund.  Mr. Finn joined Associates in
1990.

No Forms 3, Forms 4, Forms 5, or amendments to any of them, were furnished to the Partnership for its most recent fiscal year. Based on a review of and written representations pursuant to
Item 405(b)(2) of Regulation S-K, none of the directors, officers, or beneficial owners of more than 10% of the Units, if any, nor the General Partner failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years.

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

The percentage of outstanding interests of the Partnership held by all directors and officers of the General Partner is less than 1%. Certain officers and/or directors of the General Partner presently own securities in Associates. As of February 1, 1997, the directors and officers of the General Partner, as a group, beneficially owned 4.77% of the common stock of Associates, including options to purchase 336,000 shares exercisable within 60 days of February 1, 1997, and shares as to which voting power is shared with others. Of this amount, Mr. Riepe owned 2.34% of such stock (1,380,978 shares, including 106,400 shares which may be acquired by Mr. Riepe upon the exercise of stock options, 140,000 shares held in trusts for members of Mr. Riepe's family and 40,000 shares held by a member of Riepe's family, as to which Mr. Riepe disclaims beneficial ownership, and 82,000 shares held in a charitable foundation of which Mr. Riepe is a trustee and as to which Mr. Riepe has shared voting and disposition power). Mr. Hopkins owned 1.11% (643,768 shares, including 120,800 shares which may be acquired by Mr. Hopkins upon the exercise of stock options). Mr. Younger owned 1% (580,000 shares, including 16,500 shares which may be acquired by Mr. Younger upon the exercise of stock options, and 25,000 shares owned by a member of Mr. Younger's family as to which Mr. Younger disclaims beneficial ownership). No other director or officer owns 1% or more of the common stock of Associates.

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

The General Partner has been reimbursed for expenses incurred by it in the administration of the Partnership and the operation of the Partnership's investments, which amounted to $117,000 in 1996. The General Partner's management fee and share of cash distributions during 1996 totaled $328,000. An affiliate of the General Partner received a fee of $10,000 from the money market mutual funds in which the Partnership made its interim cash investments in 1996. For a discussion of distributions to which the General Partner may be entitled upon disposition of real estate investments by the Partnership, see Note 1 to the Partnership's consolidated financial statements, which note is hereby incorporated by reference herein.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

Incorporated by reference from the indicated pages of the Partnership's 1996 Annual Report to Limited Partners:

                                                     PAGES

     Consolidated Balance Sheets at                    5
          December 31, 1996 and 1995
     Consolidated Statements of Operations             6
          for each of the three years in the
          period ended December 31, 1996
     Consolidated Statements of Partners'              7
          Capital for each of the three years
          in the period ended December 31, 1996
     Consolidated Statements of Cash Flows             8
          for each of the three years in the
          period ended December 31, 1996
     Notes to Consolidated Financial Statements      9-12


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

          (g)  Amendment to the Partnership Agreement dated
               August 22, 1986, incorporated by reference to Exhibits 3,4(f) to the 1987 10-K.

          (h)  Amendment to the Partnership Agreement dated
               September 30, 1986, incorporated by reference to Exhibits 3,4(g) to the 1987 10-K.

          (i)  Amendment to the Partnership Agreement dated
               October 14, 1986, incorporated by reference to Exhibits 3,4(h) to the 1987 10-K.

          (j)  Amendment to the Partnership Agreement dated March
               28, 1988, incorporated by reference to Exhibits
               3,4(I) to the 1987 10-K.

          (k) Purchase and Sale Agreement and Joint Escrow Instructions dated November 11, 1996 between T. Rowe Price-Pacific as Seller and WCB Properties Limited Partnership as Buyer, for the sale of the AMCC property.

     10. Advisory Agreement dated as of July 15, 1991 by and between the Partnership, the General Partner, and LaSalle Advisors Limited Partnership, incorporated by reference to Exhibit 10 of the registrant's report on Form 10-K for the year ended December 31, 1991.

     13. Annual Report for the year ended December 31, 1996, distributed to Limited Partners on or about March 4, 1997.

     27.  Financial Data Schedule

     99. (a) Pages 7-12, 18-25 and 31-35 of the Prospectus of the Partnership dated July 15, 1991, incorporated by reference to Exhibit 99(a) of the registrant's report on Form 10-K for the year ended December 31, 1994, File Number 0-15575.

          (b)  Financial Statement Schedule III - Consolidated
               Real Estate and Accumulated Depreciation.

          (c)  Report of KPMG Peat Marwick LLP dated
               January 30, 1997 regarding the financial statements of the Partnership.

(b)  Reports on Form 8-K

     (1) Report on Form 8-K dated November 12, 1996 regarding the valuation of the Partnership's Units.

     (2) Report on Form 8-K dated January 9, 1997 regarding the sale of AMCC.

     (3) Report on Form 8-K dated January 17, 1997 regarding the valuation of the Partnership's Units.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated:   March 27, 1997      T. ROWE PRICE REALTY INCOME FUND II,
                             AMERICA'S SALES-COMMISSION-FREE REAL
                             ESTATE LIMITED PARTNERSHIP

                             By:  T. Rowe Price Realty Income
                                  Fund II Management, Inc.,
                                  General Partner


                                  By:  /s/James S. Riepe
                                       James S. Riepe,
                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated:


/s/James S. Riepe                         Date: March 27, 1997
James S. Riepe,
Director and Chairman of the
Board, President T. Rowe Price
Realty Income Fund II Management,
Inc., Principal Executive Officer
for the Partnership


/s/Henry H. Hopkins                       Date: March 27, 1997
Henry H. Hopkins,
Director and Vice President,
T. Rowe Price Realty Income
Fund II Management, Inc.




/s/Alvin M. Younger, Jr.           Date:  March 27, 1997
Alvin M. Younger, Jr.,
Director and Treasurer,
T.  Rowe Price Realty Income
Fund II Management, Inc.

/s/Joseph P. Croteau               Date:  March 27, 1997
Joseph P. Croteau, Director and
Controller,T. Rowe Price Realty
Income Fund II Management, Inc.,
Principal Financial
Officer for the Partnership




/s/Mark S. Finn                    Date:  March 27, 1997
Mark S. Finn
Chief Accounting Officer for
the Partnership