Form 10-Q
period 1997-03-31
PRICE T ROWE REALTY INCOME FUND II
filed 1997-05-15
CIK 787493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Item 1.  Financial Statements

    The financial statements of T. Rowe Price Realty Income Fund
II, America's Sales-Commission-Free Real Estate Limited
Partnership ("Partnership") are set forth in Exhibit 19 hereto, which statements are incorporated by reference herein.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources and Results of Operations

    The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on pages 1-3 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    On April 29, 1997, Gramercy Park Investments, L.P. ("Gramercy") and Madison Partnership Liquidity Investors 26, LLC filed a complaint in the Court of Chancery of the State of Delaware against the Partnership and its General Partner, T. Rowe Price Realty Income Fund II Management, Inc., seeking an order that the defendants furnish immediately to Gramercy a current list of the names, addresses, and ownership interests of the unitholders in the Partnership, and damages.

Item 5.  Other Information

    On May 9, 1997, the Partnership distributed the proceeds of the sale of South Point Plaza to the Limited Partners. The amount of the distribution was $17.28 per Unit.

Item 6.  Exhibits and Reports on Form 8-K:

    (a)  Exhibits.

         19 - Quarterly Report Furnished to Security-Holders, including Financial Statements of the Partnership.

         27 - Financial Data Schedule

    (b)  Reports on Form 8-K.

         (1) Report on Form 8-K dated January 9, 1997, filed with the Commission on January 22, 1997, regarding the sale of the AMCC property, as amended by a Report on Form 8-K/A filed with the Commission on March 24, 1997 and containing pro forma financial information.

         (2) Report on Form 8-K dated January 17, 1997, filed with the Commission on January 22, 1997, regarding planned quarterly distributions and current estimated unit value.

         (3) Report on Form 8-K dated April 11, 1997, filed with the Commission on April 14, 1997, relating to the execution of a definitive contract with Glenborough Realty Trust Incorporated.

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

                        T. ROWE PRICE REALTY INCOME FUND II,
                        AMERICA'S SALES-COMMISSION-FREE
                        REAL ESTATE LIMITED PARTNERSHIP

                        By:  T. Rowe Price Realty Income Fund II
                             Management, Inc., General Partner



Date: May 14, 1997         By:    /s/ Kenneth J. Rutherford
                                  Kenneth J. Rutherford
                                  Vice President


Date: May 14, 1997           By:  /s/ Joseph P. Croteau
                                  Joseph P. Croteau
                                  Principal Financial Officer of
                                  the Partnership and Controller

The Quarterly Report to Limited Partners for the Quarter ended
March 31, 1997 should be inserted here.