Form 10-Q
period 1997-06-30
PRICE T ROWE REALTY INCOME FUND II
filed 1997-08-13
CIK 787493

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

          PART II - OTHER INFORMATION

          Item 5.   Other Information

               On July 28, 1997, the Partnership began mailing to the Limited Partners a consent solicitation statement seeking their consent to a sale of substantially all of the Partnership s assets to Glenborough Realty Trust Incorporated and to complete the liquidation of the Partnership. The solicitation will expire on September 11, 1997, unless extended.

          Item 6.   Exhibits and Reports on Form 8-K:

               (a)  Exhibits.

                    19 - Quarterly Report Furnished to Security-
                    Holders,including Financial Statements of the
                    Partnership.

                    27 - Financial Data Schedule

               (b)  Reports on Form 8-K

                    None.

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

                                   T. ROWE PRICE REALTY INCOME FUND II,
                                   AMERICA'S SALES-COMMISSION-FREE
                                   REAL ESTATE LIMITED PARTNERSHIP

                                   By:  T. Rowe Price Realty Income Fund II
                                        Management, Inc., General Partner





          Date:  August 14, 1997        By:  /s/ Lucy B. Robins
                                             Lucy B. Robins
                                             Vice President




          Date:  August 14, 1997        By:  /s/ Mark S. Finn
                                             Mark S. Finn
                                             Chief Accounting Officer for
                                             the Partnership

































          The Quarterly Report to Limited Partners for the Quarter ended June 30, 1997 should be inserted here.