Form 10-Q
period 1997-09-30
PRICE T ROWE REALTY INCOME FUND II
filed 1997-11-14
CIK 787493

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

          PART I - FINANCIAL INFORMATION

          Item 1.   Financial Statements

                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                          September 30,  December 31,
                                                1997         1996
                                          ____________   ____________

          Assets

          Real Estate Property Investments
              Land  . . . . . . . . . . .                   $   8,443
              Buildings and Improvements                       19,352
                                                             ________
                                                               27,795
              Less:  Accumulated Depreciation
                and Amortization  . . . .                      (6,625)
                                                             ________

                                                               21,170
              Held for Sale . . . . . . .                      14,860
                                                             ________

                                                               36,030
          Cash and Cash Equivalents . . .     $  15,333         3,667
          Receivables  (less allowance
              of $22 in 1996) . . . . . .            34           162
          Other Assets  . . . . . . . . .             -           333
                                               ________      ________

                                              $  15,367     $  40,192
                                               ________      ________
                                               ________      ________
          Liabilities and Partners' Capital
          Security Deposits and
              Prepaid Rents . . . . . . .                   $     505
          Accrued Real Estate Taxes . . .                         394
          Accounts Payable and Other
              Accrued Expenses  . . . . .     $      99           307
                                               ________      ________

          Total Liabilities . . . . . . .            99         1,206
          Partners' Capital . . . . . . .        15,268        38,986
                                               ________      ________

                                              $  15,367     $  40,192
                                               ________      ________
                                               ________      ________


          The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except per-unit amounts)

                                   January 1          Years Ended
                                    through          December 31,
                                 September 30,
                                                    ____________________

                                      1997          1996      1995
                                   __________    _________    ________
          Revenues

          Rental Income . . . .     $   3,376    $  5,944   $   6,717
          Interest Income . . .           264         245         247
                                      _______     _______     _______

                                        3,640       6,189       6,964
                                      _______     _______     _______

          Expenses

          Property Operating
              Expenses  . . . .           649       1,113       1,103
          Real Estate Taxes . .           485         747         991
          Depreciation and
              Amortization  . .           242       1,781       2,362
          Decline (Recovery) of
              Property Values .           (30)      3,168        (682)
          Management Fee to General
              Partner . . . . .           220         298         346
          Partnership Management
              Expenses  . . . .           675         501         452
                                      _______     _______     _______
                                        2,241       7,608       4,572
                                      _______     _______     _______

          Income (Loss) from
              Operations before
              Real Estate Sold          1,399      (1,419)      2,392
          Gain on Real Estate
              Sold  . . . . . .         2,912         699           -
                                      _______     _______     _______
          Net Income (Loss) . .     $   4,311    $   (720)  $   2,392
                                      _______     _______     _______
                                      _______     _______     _______

                                   January 1         Years Ended
                                    through          December 31,
                                 September 30,    ___________________

                                      1997          1996      1995

          Activity per Limited
              Partnership Unit

          Net Income (Loss) . .     $   51.09    $ (8.48)   $   28.16
                                      _______     _______     _______
                                      _______     _______     _______

          Cash Distributions Declared
              from Operations .     $   30.16    $  35.50   $   37.68
              from Sale
                Proceeds  . . .        290.62       70.86       40.79
                                      _______     _______     _______

          Total Distributions .     $  320.78    $ 106.36   $   78.47
              Declared  . . . .       _______     _______     _______
                                      _______     _______     _______

          Units Outstanding . .        84,099      84,099      84,099
                                      _______     _______     _______
                                      _______     _______     _______

          The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                    (In thousands)

                                     General     Limited
                                     Partner     Partners     Total
                                     ________    ________   ________

          Balance, December 31,
              1994  . . . . . .     $    (267)   $ 52,804   $  52,537
          Net Income  . . . . .            24       2,368       2,392
          Cash Distributions  .           (32)     (5,796)     (5,828)
                                      _______     _______     _______

          Balance, December 31,
              1995  . . . . . .          (275)     49,376      49,101
          Net Loss  . . . . . .            (7)       (713)       (720)
          Cash Distributions  .           (26)     (9,369)     (9,395)
                                      _______     _______     _______

          Balance, December 31,
              1996  . . . . . .          (308)     39,294      38,986
          Net Income  . . . . .            14       4,297       4,311
          Cash Distributions  .           (36)    (28,323)    (28,359)
          Capital Contribution            330           -         330
                                      _______     _______     _______

          Balance, September 30,
              1997  . . . . . .     $       0    $ 15,268   $  15,268
                                      _______     _______     _______
                                      _______     _______     _______

          The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                      January 1        Years Ended
                                       through         December 31,
                                     September 30,
                                                  __________________
                                        1997          1996       1995
                                      ________     _________   __________

          Cash Flows from
              Operating Activities

          Net Income  . . . . .     $   4,311    $   (720)   $  2,392
          Adjustments to Reconcile Net
          Income (Loss) to Net Cash
             Provided by Operating
             Activities
               Depreciation and
                  Amortization            242       1,781       2,362
               Decline (Recovery)
                  of Property
                  Values  . . .           (30)      3,168        (682)
               Gain on Real Estate
                  Sold  . . . .         2,912)       (699)          -
               Change in Receivables      128           6         (11)
               Change in Other Assets      65          72        (125)
               Change in Security
                  Deposits and Prepaid
                  Rents . . . .          (505)         12         (29)
               Change in Accrued Real
                  Estate Taxes           (394)       (108)         70
               Change in Accounts
                  Payable and
                  Other Accrued
                  Expenses  . .          (208)       (126)       154
                                      _______       _______    _______

          Net Cash Provided by
             Operating Activities         697        3,386      4,131
                                      _______       _______    _______

          Cash Flows from Investing
          Activities

          Proceeds from Property
             Dispositions . . .        39,709        5,959      2,622
          Investments in Real
             Estate . . . . . .          (711)      (1,065)      (962)
                                       _______       _______    _______
          Net Cash Provided
             by Investing
             Activities . . . .        38,998        4,894      1,660
                                      _______       _______    _______

                                   January 1          Years Ended
                                    through           December 31,
                                 September 30,
                                                   __________________
                                      1997          1996      1995

          Cash Flows from Financing
           Activities

          Capital Contribution            330           -           -
          Cash Distributions  .       (28,359)     (9,395)     (5,828)
                                      _______     _______     _______

          Net Cash Used in Financing
             Activities . . . .       (28,029)     (9,395)     (5,828)
                                      _______     _______     _______

          Cash and Cash Equivalents

          Net Change during
             Period . . . . . .        11,666      (1,115)        (37)
          At Beginning of Year          3,667       4,782       4,819
                                      _______     _______     _______

          At End of Period  . .     $  15,333    $  3,667    $  4,782
                                      _______     _______     _______
                                      _______     _______     _______

          The accompanying notes are an integral part of the consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1 - THE PARTNERSHIP AND ITS LIQUIDATION

          T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership (the Partnership), was formed in 1986 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial and industrial real estate properties. T. Rowe Price Realty Income Fund II Management, Inc. is the General Partner.

             In accordance with the provisions of the partnership agreement, income and cash distributions from operations have been allocated and paid, and gains on the real estate sold before September 12, 1997, allocated, to the General and Limited Partners at rates of 1% and 99%, respectively. All sales proceeds were paid, and the gain on the liquidating sale of the Partnership's interests in its eight remaining properties on September 12, 1997, were allocated, 100% to the Limited Partners.

             After the sale of its remaining properties on September 12, 1997, the Partnership entered into its final liquidating phase. Later in September, the Partnership made a partial liquidating distribution of $17,661,000 to the Limited Partners and a final distribution to the General Partner of $22,000.

             The Partnership will declare and make a final liquidating distribution of its remaining net assets based on final balances in the partners' capital accounts. This final distribution will be made by December 31, 1997, to Limited Partners only and, thereafter, the Partnership will be dissolved.

             The accompanying financial statements for 1997 include estimates of the costs of liquidating the Partnership. Results of operations from October 1, 1997, until the date of the final liquidating distribution are not expected to be significant and will consist primarily of interest income and the settlement of receivables and payables.

          NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Partnership's financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates and assumptions by the General Partner.

             The consolidated financial statements include the accounts of the Partnership and its pro-rata share of the partnership accounts of T. Rowe Price-Pacific (AMCC), South Point Partners, and Tierrasanta 234 in which the Partnership had 90%, 50%, and 30% interests, respectively. They also include the Partnership's 24% pro-rata share of the partnership accounts of Fairchild 234 until the property's disposition in 1996. The other partners in the latter three ventures are affiliates of the Partnership. All intercompany accounts and transactions have been eliminated in consolidation.

             The Partnership reviewed its real estate property investments for impairment whenever events or changes in circumstances indicated that the property carrying amounts may not have been recoverable. Such a review resulted in the Partnership recording a provision for impairment of the carrying value of its real estate property investments whenever the estimated future cash flows from a property's operations and projected sale were less than the property's net carrying value.

             Depreciation was calculated primarily on the straight-line method over the estimated useful lives of buildings and improvements, which range from 5 to 40 years. Lease commissions and tenant improvements were capitalized and amortized over the lives of the respective leases using the straight-line method.

             Cash equivalents consist of money market mutual funds, the cost of which is equivalent to fair value.

             The Partnership used the allowance method of accounting for doubtful accounts. Provisions for (recoveries of) uncollectible tenant receivables in the amounts of $41,000, $29,000, and ($101,000) were recorded in 1997, 1996, and 1995, respectively. Bad debt expense (recovery) is included in Property Operating Expenses.

             Rental income was recognized on a straight-line basis over the term of each lease. Rental income accrued, but not yet billed, was included in Other Assets and aggregated $280,000 at December 31, 1996.

             Under provisions of the Internal Revenue Code and applicable state taxation codes, partnerships are generally not subject to income taxes; therefore, no provision has been made for any income taxes in the accompanying consolidated financial statements.

          NOTE 3 - PROPERTY VALUATIONS

          On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which changed the Partnership's method of accounting for its real estate property investments when circumstances indicated that the carrying amount of a property might not have been recoverable. Measurement of an impairment loss on an operating property subsequent to adoption was based on the estimated fair value of the property, which became the property's new cost basis, rather than the sum of expected future cash flows. Properties held for sale subsequent to adoption were no longer depreciated but continued to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs.

             Based upon a review of market conditions, estimated holding period and future performance expectations of each property, the

          General Partner determined that the net carrying values of certain properties held for operations were likely not fully recoverable. Charges recognized for such impairments aggregated $2,489,000 in 1996.

             With respect to properties held for sale, the Partnership assessed property carrying values and recognized net recoveries of $30,000 in 1997 and $682,000 in 1995 and a net decline of $679,000 in 1996.

          NOTE 4 - PROPERTY DISPOSITIONS

          On June 29, 1995, the Partnership sold Sullyfield Circle and received net proceeds of $2,622,000. The net book value of this property at the date of disposition was also $2,622,000 after accumulated depreciation expense and previously recorded declines in value. Therefore, no gain or loss was recognized on the property sale.

             On February 14, 1996, the Partnership sold Regal Row and received net proceeds of $3,612,000. The net book value of this property at the date of disposition was also $3,612,000, after accumulated depreciation expense and previously recorded declines in value. Therefore, no gain or loss was recognized on the property sale.

             On August 28, 1996, Fairchild Corporate Center was sold and the Partnership received net proceeds of $2,347,000. The net book value of the Partnership's 24% interest at the date of sale was $1,648,000, after deduction of accumulated depreciation and previously recorded declines in property value. Accordingly, the Partnership recognized a $699,000 gain on the sale of this property.

             On January 23, 1997, the AMCC property was sold and the Partnership received net proceeds of $7,863,000. The net book value of the Partnership's interest in this property at the date of disposition was also $7,863,000, after accumulated depreciation expense and previously recorded declines in property value. Therefore, no gain or loss was recognized on the property sale.

             On April 8, 1997, South Point Plaza was sold and the Partnership received net proceeds of $1,453,000. The net book value of the Partnership's 50% interest in this property at the date of disposition was also $1,453,000 after accumulated depreciation expense and previously recorded declines in property values. Therefore, no gain or loss was recognized on the property sale.

             On September 12, 1997, the Partnership sold its interests in its eight remaining properties-Atlantic, Coronado, Oakbrook Corners, Baseline, Business Plaza, Bonnie Lane, Glenn Avenue, and Tierasanta-to a single, third-party buyer for net proceeds of $30,393,000. The sale was approved by a majority of the Limited

          Partners on September 11, 1997. The net book value of the Partnership's interests in the eight properties was $27,481,000 after accumulated depreciation expense and previously recorded declines in property values. Accordingly, the Partnership recognized a $2,912,000 gain on the sale of its interests in these properties.

          NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

          As compensation for services rendered in managing the Partnership, the General Partner earned a partnership management fee equal to 9% of net operating proceeds. The General Partner earned partnership management fees of $220,000, $298,000, and $346,000 in 1997, 1996, and 1995, respectively. In addition, the General Partner's share of cash available for distribution from operations, as discussed in Note 1, totaled $22,000, $30,000, and $31,000 in 1997, 1996, and 1995, respectively.

             In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $173,000, $117,000, and $107,000 for communications and administrative services performed on behalf of the Partnership in 1997, 1996, and 1995, respectively.

             An affiliate of the General Partner earned a normal and customary fee of approximately $14,000, $10,000, and $20,000 from the money market mutual funds in which the Partnership made its cash investments during 1997, 1996, and 1995, respectively.

             The Partnership agreement includes provisions requiring that the General Partner make a capital contribution upon the liquidation of the Partnership if, at the time, the General Partner's capital account has a deficit balance. On September 24, 1997, the General Partner contributed $330,000 to the Partnership thereby increasing its capital account from a deficit balance to zero.

             LaSalle Advisors Limited Partnership (LaSalle) was the Partnership's advisor and was compensated for its advisory services directly by the General Partner. LaSalle was reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting, and other related services to the Partnership. LaSalle's reimbursement for such expenses totaled $105,000, $150,000, and $150,000 in 1997, 1996, and 1995, respectively.

             An affiliate of LaSalle earned $101,000, $131,000, and $129,000 in 1997, 1996, and 1995, respectively, for property management fees and leasing commissions on tenant renewals and extensions at several of the Partnership's properties.

          NOTE 6 - RECONCILIATION OF FINANCIAL STATEMENT TO TAXABLE INCOME

          As described in Note 2, the Partnership has not incurred any income tax liability; however, certain timing differences (in thousands) exist between net income (loss) for financial statement and federal income tax purposes. These differences are summarized below:
                                          1997      1996       1995
                                         ______     ______   _________
          Net income (loss) reported
              in financial
              statements  . . .       $  4,311     $   (720) $2,392
          Declines of property
              values  . . . . .         (8,516)      (2,732) (2,793)
          Interest income . . .              -            -     301
          Depreciation  . . . .         (1,006)        (214)     18
          Other items . . . . .             81          (72)   (303)
                                      ________     _________ ________
          Taxable income (loss)       $ (5,130)    $ (3,738) $ (385)
                                      ________     _________ ________
                                      ________     _________ ________

          INDEPENDENT AUDITORS' REPORT

          To the Partners
          T. Rowe Price Realty Income Fund II,
          America's Sale-Commission-Free Real Estate Limited Partnership:

          We have audited the consolidated balance sheets of T Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of September 30, 1997 and December 31, 1996, and the related consolidated statements of operations, partners' capital and cash flows for the period January 1, 1997 through September 30, 1997 and for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of September 30, 1997 and December 31, 1996, and the results of their operations and their cash flows for the period January 1, 1997 through September 30, 1997 and for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

          KPMG Peat Marwick LLP

          Chicago, Illinois
          October 17, 1997

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Liquidity and Capital Resources and Results of Operations

              The Partnership s net income for its final nine months was $4,311,000, which included a gain of $2,912,000 on the sale of properties and income from operations of $1,399,000. Net income amounted to $51.09 per unit. For the year ended December 31, 1996, the Partnership experienced a net loss of $720,000 or $8.48 per unit, which included a loss from operations of $1,419,000 offset in part by a gain of $699,000 from the sale of Fairchild. The Partnership s real estate properties were sold on September 12, 1997, resulting in net proceeds of $30,393,000 and the gain of $2,912,000.

              The Partnership paid $210 per unit on September 19, 1997, which was a substantial portion of the total liquidating distributions. The Partnership anticipates making a final liquidating distribution in early December of 1997.

          PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders

              On September 11, 1997, the limited partners of the Partnership approved a proposal to sell all of the Partnership s remaining real estate properties to Glenborough Realty Trust, and thereafter dissolve and liquidate the Partnership. Under the terms of the Partnership s Agreement of Limited Partnership, no meeting was required in connection with the proposal, and the vote was taken through a written consent solicitation.

              Limited partners holding 80% (72,512) of the outstanding units of limited partnership interest ("Units") cast votes on the proposal. Of these, 70,875 Units were voted in favor of the proposal, 1,078 against, and 559 abstained.

          Item 6.  Exhibits and Reports on Form 8-K:

              (a)  Exhibits.

                   27 - Financial Data Schedule

              (b)  Reports on Form 8-K

                   Report on Form 8-K dated September 12, 1997, reporting the sale of the Partnership s real estate properties and a distribution of a portion of the proceeds.

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

                                   T. ROWE PRICE REALTY INCOME FUND II,
                                   AMERICA'S SALES-COMMISSION-FREE
                                   REAL ESTATE LIMITED PARTNERSHIP

                                   By:  T. Rowe Price Realty Income Fund II
                                        Management, Inc., General Partner





          Date:  November 14, 1997      By:  /s/ Lucy B. Robins
                                             Lucy B. Robins
                                             Vice President




          Date:  November 14, 1997      By:  /s/ Mark S. Finn
                                             Mark S. Finn
                                             Chief Accounting Officer for
          the Partnership